Form 10-Q
period 1998-06-30
HUNTWAY REFINING CO
filed 1998-08-14
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998
Commission File Number 333-45093


HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)


         Delaware                         		       95-4680045
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                		Identification No.)


 25129 The Old Road, Suite 322
 Newhall, California
(Address of Principal Executive Offices)
 91381
(Zip Code)


Registrant's Telephone Number Including Area Code:  (805) 286-1582




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X        No      .

As of August 14, 1998 Huntway Refining Company had 14,881,271 common shares outstanding.






QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarterly Period Ended June 30, 1998


INDEX

Part I.  Financial Information							                     Page

  	Condensed Consolidated Balance Sheets as
	  of June 30, 1998 and December 31, 1997	                    3

  	Condensed Consolidated Statements of
	   Operations for the Three and Six Months
	   Ended June 30, 1998 and 1997	                             4

	  Condensed Consolidated Statements of Cash
	   Flows for the Six Months Ended
	   June 30, 1998 and 1997	                                   5

	  Condensed Consolidated Statement of
	   Capital for the Six Months
	   Ended June 30, 1998	                                      6

	  Notes to Condensed Consolidated
	   Financial Statements	                                     7

  	Management's Discussion and Analysis
	   of Results of Operations and
	   Financial Condition	                                      9


Part II.  Other Information	                                 15



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

			                                     June 30, 		        December 31,
			                                      1998                  1997
			                                   (Unaudited)		         (Audited)
CURRENT ASSETS:
  Cash		                              $	 3,288,000        $  9,406,000
  Accounts Receivable                    7,904,000           4,066 000
  Inventories                            5,015,000           4,112,000
  Prepaid Expenses                         637,000             587,000
    Total Current Assets                16,844,000          18,171,000

PROPERTY - Net                          59,849,000          59,346,000

OTHER ASSETS                             1,309,000           1,025,000

GOODWILL                                 1,673,000           1,701,000

TOTAL ASSETS                            79,675,000          80,243,000

CURRENT LIABILITIES:
  Accounts Payable                       5,413,000           6,730,000
  Current Portion of Long-Term
    Obligations                            657,000           1,449,000
  Accrued Interest                         554,000             571,000
  Other Accrued Liabilities              1,182,000           1,046,000
   Total Current Liabilities             7,806,000           9,796,000

LONG-TERM OBLIGATIONS                   37,171,000          36,668,000

CAPITAL:
  Partners Capital                               -          33,779,000
  Common Stock (14,881,000 shares                                    -
    issued, 75,000,000 authorized)         157,000
  Other Stockholders Capital            34,541,000
    Total Capital                       34,698,000          33,779,000

TOTAL LIABILITIES AND CAPITAL           79,675,000          80,243,000


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                    Three Months		 Three Months		 Six Months	  Six Months
			                       Ended		        Ended		       Ended		       Ended
			                      June 30,		     June 30,		    June 30,		    June 30,
			                       1998		         1997		        1998		        1997
			                     (Unaudited)		 (Unaudited)	  (Unaudited)		 (Unaudited)

SALES			               $20,277,000 		 $23,669,000 	$32,830,000 		 $42,734,000

COSTS AND EXPENSES:
 Material and
  Processing Costs			   15,970,000 		  21,132,000 		26,774,000 		  37,269,000
 Selling and
  Administration
   Expenses			           1,396,000 		     980,000 	 	2,372,000 		   2,169,000
 Interest Expense			       871,000 		     896,000 		 1,703,000      1,769,000
 Depreciation and
  Amortization			          702,000 		     602,000 	  1,309,000 		   1,122,000

Total Costs and
  Expenses			           18,939,000 		  23,610,000 	 32,158,000 		  42,329,000

INCOME BEFORE
  INCOME TAXES			        1,338,000 		      59,000 	    672,000 		     405,000

Provision for
  Income Taxes			          254,000 		           - 		   254,000 	            -

NET INCOME			           $1,084,000 		     $59,000 		  $418,000 		    $405,000


NET INCOME PER
  BASIC UNIT OR SHARE			     $0.07 		          $-   	    $0.03 		       $0.01

NET INCOME PER
  DILUTED UNIT OR SHARE			   $0.05 		          $-   	    $0.02 		       $0.01

BASIC COMMON SHARES OR
  EQUIVALENT UNITS
    OUTSTANDING			      14,781,000 		  28,107,000 		14,756,000 		  28,096,000

DILUTED COMMON SHARES
  OR	EQUIVALENT UNITS
    OUTSTANDING			      32,281,000 		  28,107,000 		17,851,000 		  28,096,000


			Pro Forma (See Note 1 to Condensed Consolidated Financial Statements)

NET INCOME BEFORE TAXES	$1,338,000 		     $59,000 		  $672,000 		    $405,000

Pro Forma Income
  Tax Provision			         535,000 		      24,000 		   269,000 		     162,000

PRO FORMA NET INCOME			   $803,000 		     $35,000 		  $403,000 	     $243,000

PRO FORMA BASIC INCOME
  PER SHARE			               $0.06 		          $-   	    $0.03 		       $0.01

PRO FOMA DILUTED INCOME
  PER SHARE			               $0.03 		          $-   	    $0.02 		       $0.01


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDTED STATEMENTS OF CASH FLOWS


                                            Six             Six
                                          Months Ended     Months Ended
                                            June 30,        June 30,
                                             1998             1997
                                          (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITES:
  Net Income                             $   418,000       $    405,000
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
    Activites:

    Interest Expense Paid by the
     Issuance of Notes                       248,000                  -
    Depreciation and Amortization          1,309,000          1,122,000
    Deferred Income Taxes                    254,000                  -

    Changes in Operating Assets
     and Liabilities:
     Increase in Accounts Receivable      (3,838,000)          (478,000)
     Increase in Inventories                (843,000)        (4,907,000)
     Increase in Prepaid Expenses            (50,000)          (130,000)
     Increase (decrease) in
      Accounts Payable                    (1,317,000)           949,000
     Increase in Accrued Liabilities         307,000          1,073,000

NET CASH USED BY OPERATING ACTIVITIES     (3,512,000)        (1,966,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property                   (1,531,000)          (922,000)
  Additions to Other Assets                 (529,000)           (36,000)

NET CASH USED BY INVESTING ACTIVITIES     (2,060,000)          (958,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                       262,000                  -
  Issuance Costs and Expenses                (16,000)                 -
  Repayment of Long-Term Obligations        (792,000)          (100,000)

NET CASH USED BY FINANCING ACTIVITIES       (546,000)          (100,000)

NET (DECREASE) IN CASH                    (6,118,000)        (3,024,000)

CASH BALANCE - BEGINNING OF PERIOD         9,406,000          5,287,000

CASH BALANCE - END OF PERIOD               3,288,000          2,263,000

INTEREST PAID IN CASH DURING THE PERIOD    1,472,000          1,128,000


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

							                              Additional          Treasury
					                Partners  Common Paid In	  Retained	 Stock     Total
					                 Capital  Stock 	 Capital  Earnings (at cost) Capital

Balance at
  January 1, 1998		$33,779,000 			                              $33,779,000
Earned Portion of
  Option Awards		      212,000 		       $43,000 			                 255,000
Net Income for the
  Six Months
   Ended June 30,
   1998 					           37,000 			               $381,000 	         418,000
Issuance of
  14,731,271 shares
  in	exchange
  for partnership
  interest					    (34,028,000)$147,000 33,881,000 			                   -
Sale and Issuance
  of 150,000
  shares     						               2,000 	  260,000 			              262,000
Issuance Costs				                         (16,000) 		              (16,000)
Sale and Issuance
  of 850,000
  shares	to
  Huntway Partners
  L.P. and
  reclassified
  to Treasury Stock
	 upon Merger		  	                8,000 	    1,000 	  	    $(9,000)	      -

Balance at
  June 30, 1998					$      -  $157,000 $34,169,000 $381,000$(9,000)$34,698,000



HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Huntway Refining Company, (the Company) was formed for the purpose of effecting the conversion of Huntway Partners, L.P.
(the Partnership) from a publicly traded limited partnership to a publicly traded corporation on June 1, 1998 through the merger of the Partnership into the Company (the Conversion). The Company issued 14,583,958 shares of $0.01 par value common stock to the Partnerships limited partners in a one for one exchange for their limited partner units. The Company also issued 147,313 shares of common stock to the Partnership's general partners in exchange for their 1% general partner interest. As a result of the merger, the Company succeeded to the Partnership's assets, liabilities and operations.

	The transaction has been accounted for as a reorganization of affiliated entities with the assets and liabilities of the Partnership recorded at their historical cost basis. The financial statements through the date of the Conversion reflect the operations of the Partnership. Pro forma information is presented to assist in comparing the results of operations as if the Conversion had occurred at the beginning of each period for which financial statements are presented. The pro forma provision for income taxes has been calculated at an estimated combined Federal and State rate of 40%.

	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for 1997 on Form 10-
 K.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first half of 1998 and 1997, the effect of LIFO was to increase net income by $1,028,000 and $1,919,000, respectively. LIFO did not have an effect on income for the second quarter of 1998 and increased net income by $765,000 in the comparable quarter of 1997.

	Inventories at June 30, 1998 and December 31, 1997 were as follows:

                                        1998                    1997

Finished Products                    $ 2,938,000           $  2,480,000
Crude Oil and Supplies                 2,077,000              2,660,000
                                       5,015,000              5,140,000
Less LIFO Reserve                              -             (1,028,000)

Total                                $ 5,015,000           $  4,112,000


2.  CONTINGENCIES

The Company's business is the refining of crude oil into liquid asphalt and other products, which is subject to various environmental laws and regulations. Adherence to these environmental laws and regulations creates the possibility of unknown costs and loss contingencies in the future. Unknown costs and loss contingencies could also occur due to the nature of the Company's business. The Company is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, "Huntway" or the "Company" refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Management's Discussion and Analysis of the Results of Operations and Financial Condition included in Huntway's annual report for 1997 on Form 10-K. All per share amounts are diluted and should be read as per unit amounts for periods prior to June 1, 1998.

This Form 10-Q includes statements of a forward-looking nature relating to future events or the future financial performance of the Company. The Companys actual results may differ materially from the results discussed in these forward-looking statements.

Results of Operations

Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products such as gas oil, naphtha, kerosene distillate, diesel fuel, jet fuel and bunker fuel.

Huntway's ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntway's other refined petroleum products) generally fluctuate with crude oil price levels. There has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

Accordingly, management believes earnings before interest, depreciation and amortization provides the most meaningful basis for comparing historical results of operations discussed below. Earnings before interest, depreciation and amortization is not a measuring criteria under generally accepted accounting principles and should not be viewed as superior to or in isolation from net income.

Three Months Ended June 30, 1998 Compared with the Three
Months Ended June 30, 1997

	Second quarter 1998 net income was $1,084,000, or $.05 per share, versus 1997 second quarter net income of $59,000, or less than $.01 per share.

	Margins on paving and roofing asphalt products were substantially higher in the current quarter, and combined with higher margins on other products resulted in a positive increase in net income between quarters of $1,025,000. This improvement in results occurred despite Huntway selling some low priced residual fuel oil during the quarter in order to optimize refinery production levels and support paving and roofing product pricing early in the quarter. Continuation of the heavy rains which characterized the first quarter of 1998 into the early part of the second quarter reduced paving and roofing asphalt demand. Better weather in the second quarter of 1997 led to an earlier start to the paving season and as a result this product was not sold in 1997.

	In addition, net income for the 1998 quarter was negatively impacted by a provision for Federal and State taxes on income of $254,000 versus no such provision in 1997.
During 1997 the operations of Huntway were carried on under the partnership form of organization, which is not subject to taxes on income and passes its taxable income or loss on to its partners. Effective June 1, 1998 Huntway began to operate as a corporation and accordingly is subject to Federal and State taxes on income subsequent to that date.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997:


						                                Material &				            Barrels
			                      Sales			     Processing			  Net	        Sold

Three Months ended
  June 30, 1997			  $23,669,000 	    $21,132,000 		$2,537,000 		 1,154,000

  Effect of changes
   in price			       (3,084,000)		    (4,887,000)			1,803,000
   Effect of changes
   in volume			        (308,000)		      (275,000)			  (33,000)		   (15,000)

Three Months ended
  June 30, 1998			  $20,277,000 	    $15,970,000 		$4,307,000 		 1,139,000


As reflected in the table, sales fell by 14% or $3,392,000 in the second quarter of 1998 versus the comparable quarter of 1997. This decline was primarily due to lower product prices, across the board, due to lower crude prices. A 1% decline in unit volume also contributed. Most of the decline was the result of significantly lower prices for Huntway's light refinery feed stocks as compared to 1997 primarily due to lower crude prices and to a lesser extent as a result of lower demand for and higher inventory levels of gasoline and diesel fuel on the West Coast. The early part of the second quarter of 1998 was also marked by a continuation of a wet winter in California and mild winter weather in the balance of the country, which also worked to reduce demand for these products as compared to the comparable quarter of 1997. Despite the inclement weather early in the quarter, sales of asphalt paving and roofing products actually exceeded the 1997 quarter by a small amount due to a very strong June and pent-up demand.

	Material and processing costs were reduced by 24% or $5,162,000 for the quarter as compared to the comparable quarter of 1997 primarily as a result of much lower crude prices due to a perceived world wide oversupply due to over production by a number of oil producing countries.

	Overall net margins improved by 70% or $1,770,000 between quarters as declines in crude prices exceeded the declines in product prices particularly on asphalt paving and roofing products. This was offset to some extent as some 21,000 barrels of residual fuel oil was sold below cost in the current quarter in order to optimize refinery production levels and support paving and roofing product pricing.

	Selling, general and administrative costs increased by $416,000 as compared to the second quarter of 1997 primarily as a result of higher labor costs, including incentive plan accruals.

	Interest expense was reduced in the quarter by $25,000 due to lower interest rates offsetting higher debt levels. On October 31, 1997 Huntway issued $21,750,000 in 9.25 % Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on Huntway's $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided Huntway with $2,500,000 in additional working capital. As a result of this transaction, Huntway's debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.

	Due to the conversion from a partnership to a corporation, as described in Note 1 to the financial statements included in this report, the operations of the Company became subject to Federal and State income taxes beginning June 1, 1998. As a result, a provision for such taxes of $254,000 has been recorded.

	Because of the foregoing, as well as other factors affecting Huntway's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Six Months Ended June 30, 1998 Compared with the Six Months
Ended June 30, 1997
	First half 1998 net income was $418,000, or $.02 per share, versus 1997 first half net income of $405,000, or $.01 per share.

	The improvement in results between periods of $13,000 is principally attributable to significantly higher paving and roofing asphalt margins offset by lower margins on other products and the provision for Federal and State income taxes of $254,000. Margins on paving and roofing asphalt products improved 61% as prices generally held up in the face of significant decreases in crude prices. Margins on Huntway's light refinery feedstocks fell 26% in the period as the improved light product margins of the second quarter failed to offset the poor first quarter results. First quarter margins on Huntway's light refinery feed stocks reflected the impact of lower demand for and higher inventory levels of gasoline and diesel fuel on the West Coast. Contrary to 1997, Huntway also sold residual fuel oil during the 1998 period at a negative margin in order to optimize refinery production levels and support paving and roofing product pricing.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the period ended June 30, 1998 as compared to the period ended
June 30, 1997:

						                                     Material &				           Barrels
			                              Sales			  Processing	     Net        Sold


Six Months ended
  June 30, 1997	            $42,734,000 		$37,269,000   $5,465,000  1,963,000

  Effect of changes
   in price			               (8,358,000)		 (9,147,000)		   789,000
  Effect of changes
   in volume			              (1,546,000)	  (1,348,000)	   (198,000)  (71,000)

Six Months ended
  June 30, 1998			          $32,830,000 		$26,774,000 	 $6,056,000	 1,892,000



The net margin between sales and material and processing costs improved from $2.78 per barrel for the first half of 1997 to $3.20 per barrel for the first half of 1998. This improvement in net margin of $591,000 is attributable to the Company's improved margin on paving and roofing asphalt products in the period offset by lower margins on other products. Asphalt prices declined by only 10% compared to the first half of 1997 in the face of crude costs which fell by 32%. Asphalt paving and roofing product pricing was sustained by an overall market expectation of a shortage for 1998. Light refinery feedstock prices, on the other hand, declined by 28% due to an oversupply of gasoline and diesel fuel in the period.
Overall, sales prices averaged $17.35 per barrel for the first half of 1998 as compared to $21.76 per barrel for the comparable period of 1997, a decrease of $4.41, or 22%. Material and processing costs averaged $14.15 and $18.99 for the periods ended June 30, 1998 and 1997, respectively, a decrease of $4.84 or 25%.


	Selling, general and administrative costs increased by $203,000 as compared to the first half of 1997 primarily as a result of higher labor costs, including incentive plan accruals, and conversion costs.

	Interest expense was reduced in the period by $66,000 due to lower interest rates offsetting higher debt levels. On
October 31, 1997 Huntway issued $21,750,000 in 9.25% Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on Huntway's $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided Huntway with $2,500,000 in additional working capital. As a result of this transaction, the Huntway's debt increased from $27,924,000 to $37,967,000 effective October
31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.
Additionally, principal payments of $792,000 were made in the first half of 1998 further reducing Huntway's outstanding indebtedness.

	Due to the conversion from a partnership to a corporation, as described in Note 1 to the financial statements included in this report, the operations of the Company became subject to Federal and State taxes beginning June 1, 1998. As a result, a provision for such taxes of $254,000 has been recorded.
Due to the volatility inherent in Huntway's business, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Any such remediation costs will be charged to operations as incurred,.

The Company has begun to initiate formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issue. However, the Company does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on its operations, management does not currently anticipate significant problems with these systems and has not yet done any contingency planning pending the results of its communications with its suppliers and custormers. However, should the Company be denied access to crude supplies, natural gas or other vital materials and services due to the failure of its suppliers' delivery systems due to year 2000 compliance problems, it could be forced to either curtail operations or shut down until such materials can again be delivered. Additionally, should its customers be unable to make payements for their purchases, the Company could be faced with a liquidity shortfall.

Capital Resources And Liquidity

	The primary factors that affect the Companys cash requirements and liquidity position are fluctuations in the selling prices for its refined products caused by local market supply and demand factors including public and private demand for road construction and improvement. Secondly, demand for diesel fuel and gasoline, as well as fluctuations in the cost of crude oil, which is impacted by a myriad of market factors, both foreign and domestic, influence the Companys cash requirements and liquidity position. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Companys cash needs.

	In the first half of 1998, operating activities used $3,512,000 in cash. The periods net income of $418,000 along with depreciation and amortization of $1,309,000; the payment of interest by the issuance of notes of $248,000 and the provision for deferred income taxes provided $2,229,000 in cash. Seasonal increases in inventories and accounts receivable of $4,681,000 were financed with cash. Accounts payable decreased by $1,317,000 due to falling crude prices. Accrued liabilities increased by $307,000 because of incentive accruals and as only two thirds of the interest accrued under the senior debt agreements for the six month period was due and paid in the period. Prepaid expenses used a nominal $50,000.

 In comparison, during the half of 1997, operating activities used $1,966,000 in cash. The periods net income of $405,000 plus depreciation and amortization of $1,122,000 provided $1,527,000 in cash. A seasonal increase in accounts receivable and inventory of $5,385,000 was partially financed by an increase in accounts payable of $949,000 due to rising crude oil prices. Accrued liabilities increased by $1,073,000 as only one half of the interest accrued under the Senior note agreements was scheduled for payment in the quarter, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $130,000 primarily due to turnaround costs.

	Investing activities consumed $2,060,000 in cash during the first half of 1998 primarily relating to the construction of a new wastewater treatment facility in the Wilmington refinery and various storage related improvements in the Benicia refinery. During the first half of 1997, investing activities consumed $958,000 primarily for refinery equipment including polymer plant enhancements and tankage in the Benicia refinery.

	Financing activities consumed $546,000 in the first half of 1998 for principal payments on the Senior notes and stock issuance costs partially offset by proceeds from the related sale of common stock. In January of 1997 $100,000 was used pursuant to a 1993 settlement with the State of Arizona.

The Company believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralizing other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices increased beyond the level of the Company's letter of credit facilities, it would be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.

At June 30, 1998, the cash position of the Company was $3,288,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

On June 1, 1998, pursuant to a vote of Huntway's unitholders at a special meeting held on May 29, 1998, the operations of Huntway ceased to be carried on by a partnership and began to be carried on by a corporation. As a result of this conversion to corporate form, the operations became subject to income taxes at the corporation level rather than passing its taxable income or loss on to its partners as was the case under the partnership form. Huntway is currently unable to estimate the impact of this change on its future cash flows; however, management believes that approximately $2,000,000 and $5,000,000 of book income in 1998 and 1999, respectively, will be sheltered from current taxation due to the effects of accelerated depreciation on its assets.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

	The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or of the cash flows of the Company other than as previously reported.

Item 2.  Changes in Securities and Use of Proceeds

	Pursuant to a Stock Purchase Agreement dated as of March 31, 1998, immediately preceding the merger of Huntway
Partners, L.P. into Huntway Refining Company twelve individuals purchased from Huntway Refining Company, for $1.75 per share (the closing price of the Common Units of Huntway Partners, L.P. on the New York Stock Exchange on March 30,
1998), an aggregate of 150,000 shares of its common stock for cash. The individuals included 6 executive officers or directors of the Company. The shares are not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Rule 506, nor do the purchasers have any registration rights with respect to the shares. No underwriter was used and the net proceeds of $246,000 have been used for working capital purposes

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	On May 28, 1998, Huntway Partners, L.P. convened a special meeting of its Unitholders to vote on a proposal to merge Huntway Partners, L.P. into Huntway Refining Company in order to effect the conversion of Huntway Partners, L.P. from a publicly traded limited partnership to a publicly traded corporation and to vote on the adoption of a stock incentive plan for Huntway Refining Company. The results of the vote were as follows:


                                 Votes to           Votes to          Votes
                                  Approve            Approve        Abstained

Proposal to merge Huntway
Partners, L.P. into Huntway
Refining Company                12,078,858            18,585          9,996

Adoption of the Huntway
Refining Company 1998 Incentive
Stock Plan                      11,729,588           158,745        219,106


Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

    			None

		(b) Reports on Form 8-K

    			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	HUNTWAY REFINING COMPANY
  (Registrant)




Date:  August 14, 1998				             By:  Warren J. Nelson
											                      											Executive Vice President
											                                 and Chief Financial Officer
											                                (Principal Accounting Officer)






9