Form 10-Q
period 1998-09-30
HUNTWAY REFINING CO
filed 1998-11-16
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended September 30, 1998		    Commission
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No      .

As of November 12, 1998, Huntway Refining Company had 14,881,271 common shares outstanding.






QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarterly Period Ended September 30, 1998




INDEX



Part I.  Financial Information							                    Page

	Condensed Consolidated Balance Sheets as
	  of September 30, 1998 and December 31, 1997	            3

	Condensed Consolidated Statements of
	  Operations for the Three and Nine Months
	  Ended September 30, 1998 and 1997	                      4

	Condensed Consolidated Statements of Cash
	  Flows for the Nine Months Ended
	  September 30, 1998 and 1997	                            5

	Condensed Consolidated Statement of
	  Capital for the Nine Months
	  Ended September 30, 1998	                               6

	Notes to Condensed Consolidated
	  Financial Statements	                                   7

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                                    9


Part II.  Other Information	                              15


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,     DECEMBER 31,
                                            1998               1997
                                            (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
  CASH                                      $8,287,000        $ 9,406,000
  ACCOUNTS RECEIVABLE                        7,955,000          4,066,000
  INVENTORIES                                4,827,000          4,112,000
  PREPAID EXPENSES                             586,000            587,000
    TOTAL CURRENT ASSETS                    21,655,000         18,171,000

PROPERTY NET                                60,089,000         59,346,000

OTHER ASSETS                                 1,223,000          1,025,000

GOODWILL                                     1,659,000          1,701,000

TOTAL ASSETS                                84,626,000         80,243,000

CURRENT LIABILITIES:

  ACCOUNTS PAYABLE                          $6,708,000         $6,730,000
  CURRENT PORTION OF LONG-TERM OBLIGATIONS     657,000          1,449,000
  ACCRUED INTEREST                           1,079,000            571,000
  OTHER ACCRUED LIABILITIES                  2,270,000          1,046,000
    TOTAL CURRENT LIABILITIES               10,714,000          9,796,000

LONG-TERM OBLIGATIONS                       37,344,000         36,668,000

CAPITAL:
  PARTNERS CAPITAL                                   -         33,779,000
  COMMON STOCK (14,881,000 SHARES ISSUED
   75,000,000 AUTHORIZED)                      157,000                  -
  OTHER STOCKHOLDERS CAPITAL                36,411,000                  -

   TOTAL CAPITAL                            36,568,000         33,779,000

TOTAL LIABILITIES AND CAPITAL               84,626,000         80,243,000

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                        THREE MONTHS   THREE MONTHS  NINE MONTHS  NINE MONTHS
                           ENDED         ENDED         ENDED        ENDED
                         SEP-30-98      SEP-30-97     SEP-30-98    SEP-30-97
                        (UNAUDITED)     (UNAUDITED)   (UNAUDITED)  (UNAUDITED)

SALES                   $25,592,000     28,505,000    58,422,000   71,239,000

COSTS AND EXPENSES:
 MATERIAL AND
 PROCESSING COSTS        19,040,000     25,026,000    45,814,000   62,295,000
 SELLING AND ADMIN-
 ISTRATION EXPENSES       2,041,000      1,238,000     4,413,000    3,407,000
 INTEREST EXPENSE           865,000        895,000     2,568,000    2,664,000
 DEPRECIATION AND
 AMORTIZATION               706,000        654,000     2,015,000    1,776,000

  TOTAL COSTS AND
  EXPENSES               22,652,000     27,813,000    54,810,000   70,142,000

INCOME BEFORE INCOME
 TAXES                    2,940,000        692,000     3,612,000    1,097,000

PROVISION FOR INCOME
 TAXES
  CURRENT                   640,000              -       640,000            -
  DEFERRED                  536,000              -       790,000            -
TOTAL PROVISION FOR
 INCOME TAXES             1,176,000              -     1,430,000            -

NET INCOME                1,764,000        692,000     2,182,000    1,097,000

NET INCOME PER BASIC
 UNIT OR SHARE                 0.12           0.03          0.15         0.04

NET INCOME PER DILUTED
 UNIT OR SHARE                 0.07           0.02          0.11         0.04

BASIC COMMON SHARES OR
 EQUIVALENT UNITS
 OUTSTANDING             14,881,000      25,599,000   14,881,000    25,599,000

DILUTED COMMON SHARES OR
 EQUIVALENT UNITS
 OUTSTANDING             32,067,000      28,158,000   32,318,000    28,098,000

                                   PRO FORMA (SEE NOTE 1 TO CONDENSED
                                   CONSOLIDATED FINANCIAL STATEMENTS)

NET INCOME BEFORE TAXES                  $692,000     $3,612,000    $1,097,000
PRO FORMA INCOME TAX PROVISION            277,000      1,444,000       439,000
PRO FORMA NET INCOME                      415,000      2,168,000       658,000

PRO FORMA BASIC INCOME PER SHARE             0.02           0.15          0.03

PRO FORMA DILUTED INCOME PER SHARE           0.01           0.11          0.02



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            NINE              NINE
                                       MONTHS ENDED        MONTHS ENDED
                                       SEPTEMBER 30,       SEPTEMBER 30,
                                          1998                 1997
                                       (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                             $2,182,000          $1,097,000
 ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
  INTEREST EXPENSE PAID BY THE
   ISSUANCE OF NOTES                       248,000                   -
  DEPRECIATION AND AMORTIZATION          2,015,000           1,776,000
  DEFERRED INCOME TAXES                    790,000                   -
  CHANGES IN OPERATING ASSETS AND
   LIABILITIES:
   INCREASE IN ACCOUNTS RECEIVABLE      (3,889,000)         (1,601,000)
   INCREASE IN INVENTORIES                (680,000)         (2,658,000)
   DECREASE (INCREASE) IN PREPAID
    EXPENSES                                 1,000              (9,000)
   INCREASE (DECREASE) IN ACCOUNTS
    PAYABLE                                (22,000)          1,275,000
   INCREASE IN ACCRUED LIABILITIES       1,632,000           1,427,000

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             2,277,000           1,307,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  ADDITIONS TO PROPERTY                 (2,297,000)         (1,407,000)
  ADDITIONS TO OTHER ASSETS               (291,000)           (269,000)

NET CASH USED BY INVESTING ACTIVITIES   (2,588,000)         (1,676,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  SALE OF COMMON STOCK                     262,000                   -
  ISSUANCE COSTS AND EXPENSES              (16,000)                  -
  REPAYMENT OF LONG TERM OBLIGATIONS    (1,054,000)           (100,000)

NET CASH USED BY FINANCING ACTIVITIES     (808,000)           (100,000)

NET (DECREASE IN CASH                   (1,119,000)           (469,000)

CASH BALANCE - BEGINNING OF PERIOD       9,406,000           5,287,000

CASH BALANCE - END OF PERIOD             8,287,000           4,818,000

INTEREST PAID IN CASH DURING THE
  PERIOD                                 1,812,000           1,529,000



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

                                      ADDITIONAL            TREASURY
                     PARTNERS  COMMON  PAID IN    RETAINED  STOCK     TOTAL
                      CAPITAL  STOCK   CAPITAL    EARNINGS  (AT COST) CAPITAL
BALANCE AT JANAUARY
 1, 1998           $33,779,000                                     $33,779,000
EARNED PORTION OF
 OPTION AWARDS         212,000         149,000                         361,000
NET INCOME FOR
 THE NINE MONTHS
 ENDED SEPTEMBER
 30, 1998               37,000                    2,145,000          2,182,000
ISSUANCE OF 14,731,271
 SHARES IN EXCHANGE
 FOR PARTNERSHIP
 INTERESTS         (34,028,000) 147,000 33,881,000                           -
SALE AND ISSUANCE
 OF 150,000 SHARES                2,000    260,000                     262,000
ISSUANCE COSTS                             (16,000)                    (16,000)
SALE AND ISSUANCE OF
 850,000 SHARES TO
 HUNTWAY PARTNERS
 L.P. AND RECLASSIFIED
 TO TREASURY STOCK
 UPON MERGER                      8,000      1,000            (9,000)        -

BALANCE AT SEPTEMBER
 30, 1998                  -   157,000  34,275,000 2,145,000 (9,000)36,568,000





HUNTWAY REFINING COMPANY AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Huntway Refining Company (the Company) was formed for the purpose of effecting the conversion of Huntway Partners, L.P. (the Partnership) from a publicly traded limited partnership to a publicly traded corporation on June 1, 1998 through the merger of the Partnership into the Company (the Conversion). The Company issued 14,583,958 shares of $0.01 par value common stock to the Partnership's limited partners in a one for one exchange for their limited partner units. The Company also issued 147,313 shares of common stock to the Partnership's general partners in exchange for their 1% general partner interest. As a result of the merger, the Company succeeded to the Partnership's assets, liabilities and operations.

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

	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Partnerships annual report for 1997 on Form 10-K.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first nine months of 1998 and 1997, the effect of LIFO was to increase net income by $1,028,000 and $1,091,000, respectively. LIFO did not have an effect on income for the third quarter of 1998 and decreased net income by $828,000 in the comparable quarter of 1997.

	Inventories at September 30, 1998 and December 31, 1997 were as follows:

                                      1998                   1997
FINISHED PRODUCTS                    $2,323,000            $2,480,000
CRUDE OIL SUPPLIES                    2,504,000             2,660,000

                                      4,827,000             5,140,000
LESS LIFO RESERVE                             -            (1,028,000)

TOTAL                                 4,827,000             4,112,000




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, "Huntway" or the "Company" refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in Huntway's annual report for 1997 on Form 10-K. All per share amounts are diluted and should be read as per unit amounts for periods prior to June 1, 1998.

This Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Managements Discussion and Analysis of Results of Operations and Financial Condition in Huntways annual report on Form
10K for the year ended December 31, 1997. These risks and uncertainties include the price of crude oil, demand for liquid asphalt and government and private funding for road construction and repair. The Companys actual results may differ materially from these forward-looking statements.

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

Overall, demand for Huntways asphalt products has been strong in 1998, particularly our specialized modified asphalt products which are increasingly being called for in California road projects. The outlook appears particularly encouraging due to a combination of factors including the passage in June of the $217 billion federal highway bill and the passage on November 3, 1998 by the voters in California of Proposition 2 which requires any monies borrowed from the California State Transportation Fund be repaid the same year plus interest. These events, coupled with continuing growth in the California economy, auger well for continued growth in demand for our asphalt products from both the public and private sectors.

The $217 billion federal highway bill translates into a 45% increase in projected transportation related expenditures in California. This equates to an increase in expenditures of $800 million a year for each of the next six years. Management anticipates that these increased expenditures from the passage of this bill will begin to be felt in California in the second half of 1999. Moreover, the transportation budget, is now essentially off-budget from the general budget meaning that gasoline taxes raised at the pump will go towards funding transportation projects and not to balance the federal budget as has been the case prior to the passage of the bill. Management believes that the passage of the highway bill is a very important change that should benefit the industry and Huntway into the foreseeable future. Finally the passage of Proposition 2 will eliminate a repetition of borrowings from the Transportation Fund of over $1.5 billion in the years 1991 through 1995, that were never repaid. Dedicated transportation tax dollars will be used for transportation needs in the future.

Three Months Ended September 30, 1998 Compared with the Three Months Ended September 30, 1997

	Third quarter 1998 net income was $1,764,000, or $.07 per share, versus 1997 third quarter net income of $692,000, or $.02 per share.

	Margins on paving and roofing asphalt products were substantially higher in the current quarter, which more than offset lower margins on other products and resulted in a increase in net income between quarters of $1,072,000. This improvement in results occurred despite a provision for Federal and State taxes on income of $1,176,000 for the 1998 quarter versus no such provision in 1997; accordingly, income before income taxes increased from $692,000 in the third quarter of 1997 to $2,940,000 in the third quarter of 1998. During 1997 the operations of Huntway were carried on under the partnership form of organization, which is not subject to taxes on income and passes its taxable income or loss on to its partners. Effective June 1, 1998 Huntway began to operate as a corporation and accordingly is subject to Federal and State taxes on income subsequent to that date.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997:

                                MATERIAL AND                      BARRELS
                      SALES     PROCESSING         NET            SOLD
THREE MONTHS ENDED
 SEPTEMBER 30, 1997  $28,505,000  $25,026,000       $3,479,000    1,350,000

EFFECT OF CHANGES
 IN PRICE             (4,454,000)  (7,339,000)       2,885,000
EFFECT OF CHANGES
 IN VOLUME             1,541,000    1,353,000          188,000       73,000

THREE MONTHS ENDED
 SEPTEMBER 30, 1998  $25,592,000  $19,040,000       $6,552,000    1,423,000



As reflected in the table, sales fell by 10% or $2,913,000 in the third quarter of 1998 versus the comparable quarter of 1997. This decline was due to lower light refinery feed stock prices which were not offset by a 5% increase in unit volume and nominally higher paving asphalt prices. The significantly lower prices for Huntway's light refinery feed stocks as compared to 1997 was primarily due to lower crude prices and to a lesser extent as a result of lower demand for and higher inventory levels of gasoline and diesel fuel on the West Coast. In contrast, improved market conditions for asphalt products resulted in stable pricing despite the decline in crude costs.

	Material and processing costs were reduced by 24% or $5,986,000 for the quarter as compared to the comparable quarter of 1997, primarily as a result of much lower crude prices due to a perceived worldwide oversupply due to overproduction by a number of oil producing countries.

	Overall net margins improved by 88% or $3,073,000 between quarters as declines in crude prices exceeded the decline in light refinery feed stock prices while asphalt paving and roofing product prices held steady.

	Selling, general and administrative costs increased by $803,000 as compared to the third quarter of 1997 primarily as a result of higher labor costs, including incentive plan accruals, and to a lesser extent as a result of increased professional fees associated with the conversion to corporate form.

	Interest expense was reduced in the quarter by $30,000 due to lower interest rates offsetting higher debt levels. On October 31, 1997 Huntway issued $21,750,000 in 9.25% Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on Huntway's $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided Huntway with $2,500,000 in additional working capital. As a result of this transaction, Huntway's debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond. Additionally, principal payments of $1,054,000 were also made in the first nine months of 1998 reducing Huntway's outstanding indebtedness.

	Due to the conversion from a partnership to a corporation, as described in Note 1 to the financial statements included in this report, the operations of the Company became subject to Federal and State income taxes beginning June 1, 1998. As a result, a provision for such taxes of $1,176,000 has been recorded for the third quarter of 1998.

	Because of the foregoing, as well as other factors affecting Huntway's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Nine Months Ended September 30, 1998 Compared with the Nine Months Ended September 30, 1997
	Net income for the first nine months of 1998 was $2,182,000, or $.11 per share, versus 1997 nine month income of $1,097,000, or $.04 per share.

	The improvement in results between periods of $1,085,000 is principally attributable to significantly higher paving and roofing asphalt margins offset by lower margins on other products and the provision for Federal and State income taxes of $1,430,000. Accordingly, income before income taxes in the comparative nine month periods increased to $3,612,000 from $1,097,000 in 1998 and 1997 respectively. Per barrel gross margins on paving and roofing asphalt products improved 79% as prices generally held up in the face of significant decreases in crude prices. Per barrel gross margins on Huntway's light refinery feedstocks fell 23% as light product margins continue to reflect the impact of higher inventory levels of and lower demand for gasoline and diesel fuel on the West Coast. Contrary to 1997, Huntway also sold residual fuel oil during the 1998 period at a negative margin in order to optimize refinery production levels and support paving and roofing product pricing.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the period ended September 30, 1998 as compared to the period ended September 30, 1997:

                                      MATERIAL AND                    BARRELS
                            SALES     PROCESSING         NET           SOLD
NINE MONTHS ENDED
 SEPTEMBER 30, 1997      $71,239,000  $62,295,000      $8,944,000     3,313,000

EFFECT OF CAHNGES IN
 PRICE                   (12,860,000) (16,519,000)      3,659,000
EFFECT OF CHANGES IN
 VOLUME                       43,000       38,000           5,000         2,000

NINE MONTHS ENDED
 SEPTEMBER 30, 1998      $58,422,000  $45,814,000      $12,608,000    3,315,000





The net margin between sales and material and processing costs improved from $2.70 per barrel for the first nine months of 1997 to $3.80 per barrel for the first nine months of 1998. This improvement in net margin of $3,664,000 is attributable to the Company's improved margin on paving and roofing asphalt products in the period offset by lower margins on other products. Asphalt prices declined by only 6% compared to the first nine months of 1997 in the face of crude costs which fell by 34%. Asphalt paving and roofing product pricing was sustained by an overall strong market influenced by expected shortages late in the 1998 paving season. Light refinery feedstock prices, on the other hand, declined by 31% due to an oversupply of gasoline and diesel fuel in the period. Overall, sales prices averaged $17.62 per barrel for the first nine months of 1998 as compared to $21.50 per barrel for the comparable period of 1997, a decrease of $3.88, or 18%. Material and processing costs averaged $13.82 and $18.80 for the periods ended September 30, 1998 and 1997, respectively, a decrease of $4.98 or 26%.


	Selling, general and administrative costs increased by $1,006,000 as compared to the first three quarters of 1997 primarily as a result of higher labor costs, including incentive plan accruals, and conversion costs.

	Interest expense was reduced in the period by $96,000 due to lower interest rates offsetting higher debt levels.

	Due to the conversion from a partnership to a corporation, as described in Note 1 to the financial statements included in this report, the operations of the Company became subject to Federal and State taxes beginning June 1, 1998. As a result, a provision for such taxes of $1,430,000 has been recorded for the nine month period ended September 30, 1998.
Due to the volatility inherent in Huntway's business, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.
Year 2000 Issue
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Any such remediation costs will be charged to operations as incurred.

The Company has begun to initiate formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issue. However, the Company does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on its operations, management does not currently anticipate significant problems with these systems and has not yet done any contingency planning pending the results of its communications with its suppliers and customers. However, should the Company be denied access to crude supplies, natural gas or other vital materials and services due to the failure of its suppliers' delivery systems due to year 2000 compliance problems, it could be forced to either curtail operations or shut down until such materials can again be delivered. Additionally, should its customers be unable to make payments for their purchases, the Company could be faced with a liquidity shortfall.

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

	In the first nine months of 1998, operating activities provided $2,277,000 in cash. The periods net income of $2,182,000 along with depreciation and amortization of $2,015,000, the payment of interest by the issuance of notes of $248,000 and the provision for deferred income taxes of $790,000 provided $5,235,000 in cash. Seasonal increases in inventories and accounts receivable of $4,569,000 were financed with cash. Accrued liabilities provided $1,632,000 because of incentive accruals and interest accrued under convertible debt agreements payable June 30 and December 31. Accounts payable and prepaid expenses were virtually unchanged and consumed $21,000 in cash as lower crude prices and higher purchased volumes in September of 1998 offset higher crude prices and lower purchased volumes in December of 1997.

 In comparison, in the first nine months of 1997, operating activities provided $1,307,000 in cash. Net income of $1,097,000 plus depreciation and amortization of $1,776,000 provided $2,873,000 in cash.
An increase in inventory of $2,658,000 was partially financed by a similar increase in accounts payable of $1,275,000. Accrued liabilities increased by $1,427,000 due to the timing of interest payments, as well as increases in accruals for property taxes and incentive compensation. Prepaid expenses consumed $9,000 while accounts receivable experienced a seasonal increase of $1,601,000.

	Investing activities consumed $2,588,000 in cash during the first nine months of 1998 primarily relating to the construction of a new wastewater treatment facility in the Wilmington refinery and various storage related improvements in the Benicia refinery. During the first nine months of 1997, investing activities consumed $1,676,000 primarily for refinery equipment including polymer plant enhancements and tankage in the Benicia refinery and improved pipeline connections in Wilmington.

	Financing activities consumed $808,000 in the first nine months of 1998 for principal payments on the Senior notes and stock issuance costs partially offset by proceeds from the related sale of common stock. In January of 1997 $100,000 was used pursuant to a 1993 settlement with the State of Arizona.

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

At September 30, 1998, the cash position of the Company was $8,287,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

On June 1, 1998, pursuant to a vote of Huntway's unitholders at a special meeting held on May 29, 1998, the operations of Huntway ceased to be carried on by a partnership and began to be carried on by a corporation. As a result of this conversion to corporate form, the operations became subject to income taxes at the corporation level rather than passing its taxable income or loss on to its partners as was the case under the partnership form. Huntway is unable to estimate the impact of this change on its future cash flows; however, management believes that approximately $2,000,000 and $5,000,000 of book income in 1998 and 1999, respectively, will be sheltered from current taxation due to the effects of accelerated depreciation on its assets.

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

	None.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K
		None


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     										HUNTWAY REFINING COMPANY
      										                (Registrant)

Date:  November 15, 1998				By:  Warren J. Nelson
											                      Executive Vice President
											                      and Chief Financial Officer
											                      (Principal Accounting Officer)