Form 10-K
period 1998-12-31
HUNTWAY REFINING CO
filed 1999-03-31
CIK 1053811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998 Commission File
Number 333-45093

HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware                     						95-4680045
(State or Other Jurisdiction of 		(I.R.S. Employer
Incorporation or Organization)   		Identification No.)

25129 The Old Road, #322
Newhall, California  	                     91381
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number
Including Area Code:  (661) 286-1582

Securities Registered Pursuant to Section 12(b) of the Act:

	Name of Each Exchange
	Title of Each Class	               on Which Registered
	Common Stock	                     New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be considered, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any
amendment to this Form 10-K. [   ]

At March 22, 1999, the aggregate market value of the Common Stock held by persons other than directors and officers of the registrant and beneficial owners of 5% or more of the Common Stocks was approximately $7,571,000 based upon the closing price on the New York Stock Exchange Composite tape. At March 22, 1999, there were 14,983,271 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

	Document 	       Form 10-K Part

Specified portions of registrant's Proxy
Statement to be filed for the annual meeting
of stockholders to be held on May 12, 1999.	      Part II

Huntway Refining Company
Index to Annual Report on
Form 10K
For the Year Ended December 31, 1998

PART I

Item 1	Business
Item 2	Properties
Item 3	Legal
Item 4	Submission of Matters to a Vote
     		of Security Holders

PART II

Item 5	Market For Registrants Common Equity
     		and Related Stockholder Matters
Item 6	Selected Financial Data
Item 7	Managements Discussion and Analysis
		     Of Financial Condition and Results
		     Of Operations
Item 7a	Quantitative and Qualitative Disclosures
		      About Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants
		     on Accounting and Financial Disclosure

PART III

Item 10	Directors and Executive Officers of
      		The Registrant
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial
		      Owners and Management
Item 13	Certain Relationships and Related Transactions
Item 14	Exhibits, Financial Statements, Financial Statement
		      Schedules, and Reports on Form 8K

      		Signatures

PART I

Item 1.  Business

INTRODUCTION
Huntway Refining Company, a Delaware corporation (the Company), owns three crude oil refineries located in California and Arizona. The Company is currently operating the two California refineries while the Arizona refinery has been shut down since August 1993 due to adverse market conditions.

The Company was formed for the purpose of effecting the conversion of Huntway Partners, L.P., a Delaware limited partnership (the Partnership), from a publicly-traded limited partnership to a publicly-traded corporation (the Conversion) on June 1, 1998 through the merger of the Partnership into the Company. As a result of the merger, the Company succeeded to the Partnership's assets, liabilities and operations.

The principal executive offices of the Company are located at 25129 The Old Road, Suite 322, Newhall, California 91381 and their telephone number is (661) 286-1582.

General

The three refineries owned by the Company are located in Wilmington, California near Los Angeles Harbor, in Benicia, California near San Francisco Bay and in Coolidge, Arizona, which is midway between Phoenix and Tucson. The Wilmington, Benicia and Coolidge refineries have refining capacities of 6,000 barrels per day (bpd), 9,000 bpd and 8,500 bpd, respectively (see Item 2. Properties).

The two California refineries produce liquid asphalt products and light-end products such as gas oil, diesel fuel, naphtha and kerosene distillate, from crude oil obtained from onshore and offshore California production sources. The Arizona refinery, which was shut down in August 1993, also produced jet fuel and diesel fuel. The California refineries supply liquid asphalt to hot mix asphalt producers, material supply companies, contractors and government agencies, principally for use in road paving in California and to a lesser extent Nevada, Arizona, Utah, Oregon and Mexico. The Arizona refinery is owned by a subsidiary of the Company, Sunbelt Refining Company, L.P. (Sunbelt). The refining business conducted by the Company (and, prior to the Conversion, by the Partnership) and its subsidiary is referred to herein as Huntway.

Some competing refineries typically produce liquid asphalt as a residual by-product from refining higher-cost, light crude oil into products such as gasoline. In contrast, Huntway's California refineries were designed specifically to produce liquid asphalt from lower-cost, heavy crude oil produced in California.

Products and Markets

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Arizona, Utah, Oregon and Mexico. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja, California in Mexico, and east into southern Nevada and Arizona (the Southern Market). The market area covered by the Benicia refinery includes northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the Northern Market). The Arizona market area is no longer serviced through the Sunbelt refinery, as the refinery was shut down in August 1993.

Liquid Asphalt

Liquid asphalt is one of Huntway's two principal products and accounted for approximately 61% of its revenues in 1998 and 51% of its revenues in 1997. The principal uses of liquid asphalt are in road paving and, to a lesser extent, manufacturing roofing products. About 89% of Huntway's liquid asphalt sales consists of paving grade liquid asphalt. The remaining 11% is sold for use in producing roofing products such as tar paper, roofing shingles and built-up roofing products, and as a component of fuel oil and other specialty products.

Paving grade liquid asphalt, including grades set by standards determined by the National Highway and Transportation Administrations Strategic Highway Research Program (SHRP), is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce hot mix asphalt which is used for road paving. In addition to conventional paving grade asphalt, Huntway also produces modified and cutback asphalt products. Modified asphalt is a blend of recycled plastics, rubber and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products that is used primarily to repair asphalt road surfaces.

Demand for liquid asphalt is generally lowest in the first quarter of the year, slightly higher in the second and fourth quarters and significantly higher in the third quarter. Liquid asphalt sales in the Northern Market are somewhat more seasonal than sales in the Southern Market (including Arizona) due to the rain and cold weather usually experienced in the Northern Market during the winter months, which affect road paving activities.

Liquid asphalt customers primarily take delivery via trucks, at the refineries.

Light-End Products
In addition to liquid asphalt, Huntways two California refineries produce certain light-end products. These products, described below, constitute approximately one-half of total production (as measured by barrels produced), with liquid asphalt comprising the other half. Huntways light-end product revenues are tied to the prices of finished gasoline and diesel fuel in California, which decreased in 1998 as gasoline and diesel inventories remained high and California crude oil prices declined through the year. Light-end customers primarily take delivery of the product via pipelines or barges.

Gas Oil
Gas oil accounted for about 23% of Huntway's revenues during 1998 and 28% during 1997. This product is used either as a blending stock to make marine diesel fuel or bunker fuel or by other refiners as a feedstock for producing gasoline and diesel fuel. It is generally priced at a discount to wholesale gasoline and diesel fuel prices.

Kerosene Distillate and Naphtha
Kerosene distillate is primarily sold to customers to be used as a refinery feedstock and is generally priced at a discount to wholesale diesel fuel prices.

Huntway also produces a gasoline range naphtha, which is sold to other refiners for further processing into finished gasoline products. It is generally priced at a discount to wholesale gasoline prices. Sales of kerosene distillate and naphtha each accounted for approximately 8% of revenues in 1998 and accounted for approximately 11% and 10% of revenues in 1997, respectively.

Bunker Fuel Blend Stock
This product is blended with lower viscosity blend stock to make finished marine fuels used by oceangoing ships and barges, and is sold primarily to ship bunkering companies. Bunker fuel sales were insignificant in 1998 and 1997.

Major Customers

Ultramar Diamond Shamrock and Mobil Corporation accounted for 17% and 11% of revenues, respectively, in 1998. In 1997, Ultramar Diamond Shamrock accounted for 25% of revenues. Chevron, Inc. accounted for 15% in 1996. In the event that one or more customers significantly reduces the level of their purchases from Huntway, Huntway's management believes that it could find alternative purchasers for the affected output and that such reduction would not have a material adverse effect upon Huntways financial condition, results of operations or cash flow.


Factors Affecting Demand for Liquid Asphalt
General
Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond the control of the Company. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent on appropriations. During 1998, approximately 75% of liquid asphalt sales were ultimately funded by the public sector.

Historically, approximately 70% of Huntway's liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long term, demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

The California economy continued to improve in 1998, fueled by growth in foreign trade as well as growth in high technology, tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sectors. Further expansion is being forecast for California in 1999, as growth rates as measured by growth in jobs, personal income, consumer spending and construction are expected to exceed national averages. Growth in the California economy generally bodes well for the Company, as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. In 1995 and 1996, public funding was diverted to freeway and bridge repair resulting from the January 1994 Northridge earthquake. Private asphalt demand rebounded slightly in 1997 and continued to improve in 1998 due to the improvement in the California economy, although it was curtailed through the first five months of 1998 due to heavy El Nino-related rainfall.

Government Funding

General

With the closure of the Sunbelt refinery in 1993, Huntway's two remaining refineries are in California. Therefore the following discussion focuses on government highway funds available in California.

Federal Funding
Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a federally-assisted, state-administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. The program is administered by the Federal Highway Administration (FHWA), an agency of the Department of Transportation. Nearly all federal highway funds are derived from gasoline user taxes assessed at the pump.

In June 1998, Congress passed the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century, or TEA-21. The bill is estimated to increase transportation-related expenditures by $800 million a year in California alone over a six year period anticipated to begin in 1999. This will equate to a 45 percent increase over existing funding levels. It is anticipated that approximately $400 million of this annual increase will relate to road construction and repair activities. Historically, 65 percent of federal gasoline taxes raised in California were returned to the state; now that figure will be 91 percent.

State and Local Funding
In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation (CALTRANS) administers state expenditures for highway projects.

In November 1998, the California electorate passed Proposition 2. Proposition 2 protects the State transportation fund by requiring that any funds borrowed from the California State Transportation Fund be repaid with interest within one year except in the case of a fiscal emergency. In that case funds must be repaid within three years with interest. Such emergencies are infrequent and have occurred only twice in California since 1900.

On March 26, 1996, the California electorate approved Proposition 192, the Seismic Retrofit Bond Act of 1996. This bond measure raised $2 billion to finance a seismic retrofit program for state bridges, highway overpasses and interchanges and has had the indirect effect of increasing expenditures for conventional road repair and construction over that which would have been spent had Proposition 192 not been approved.

Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

Crude Oil Supply

Huntway's California refineries require approximately 15,000 bpd of crude oil when operating at their full capacities. According to the 1998 Refining Survey published by the Oil & Gas Journal, total refinery crude oil processing capacity in California is approximately 1.95 million bpd and refinery capacity for the Western United States, excluding Hawaii, is 2.57 million bpd. Management believes that these refineries generally run at an average of 90% of their capacity.

California refineries are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska alone totals approximately 2.5 million bpd.

Huntway's California refineries are located near substantial crude oil reserves. A significant portion of this crude oil is heavy, high sulfur crude oil, which is well suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel. Nearly all of Huntways crude oil supply is delivered to its refineries by pipeline.

The Arizona refinery is located adjacent to the All-American
Pipeline, a common carrier pipeline which transports crude oil from California to Texas.

Huntway coordinates its purchases of crude oil to meet the supply needs of its refineries. Huntway purchases a substantial portion of its crude oil requirements under contracts with a variety of crude oil producers for terms typically varying from 30 days to
90 days.   In addition, Huntway supplements its contract
purchases with purchases of crude oil on the spot market.

Competition

The markets for refined petroleum products are highly competitive and pricing is a primary competitive factor. With respect to liquid asphalt, Huntway's management believes that Huntway's reputation for consistently high product quality, its ability to provide high levels of service and its long-standing relationships with its major customers are important to its continued success.

Huntway's five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntways primary competitors are located in California. Many have larger refining capacity and greater financial resources than does Huntway. Huntway's management believes that in 1998 Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for 20% to 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned amongst several other competitors located outside of the Northern California area. Huntway's management believes that Paramount Petroleum Company accounted for approximately 50% of the liquid asphalt sales in the Southern Market, that Huntway accounted for approximately 15% of such sales and that the remaining 30% to 35% was apportioned among several other competitors.

Employees

Huntway currently has 75 full-time and 10 part-time employees.
None of Huntway's employees is represented by a union, and management believes that labor relations are excellent.

Environmental Matters

Huntway's refinery activities involve the transportation, storage, handling and processing of crude oil and petroleum products which contain substances regulated under various federal and state environmental laws and regulations. Huntway is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater and hazardous waste, as well as other environmental laws and regulations, including those governing the handling, treatment, release and cleanup of hazardous materials and wastes.

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend financial and management resources for this purpose in the future. Stringent environmental regulations have been adopted which require most refiners in Huntway's market area to expend substantial sums of money in order to comply. While these regulations principally impact refiners that produce motor vehicle fuels, which Huntway does not produce, in 1998 the Company expended approximately $2,500,000 on projects primarily relating to environmental regulations, the largest of which was the completion in 1998 of a waste water treatment facility at the Wilmington refinery. Compliance with such regulations and requirements has not had a material adverse effect on the assets, financial position or results of operations of Huntway. In each of 1998 and 1997, the Company spent less than $5,000 on environmentally-related remediation expenditures. However, Huntways environmentally-related remediation expenditures in 1996 totaled approximately $150,000, primarily related to expenditures made to remove 20 drums improperly buried at the Wilmington refinery site prior to its construction. Of the $150,000 expenditure, approximately $80,000 was recovered from the former owners and operators of the site, as well as entities involved in the construction of the refinery.


Item 2.  Properties

Wilmington Refinery

The Wilmington refinery and its related facilities are located on a seven-acre site under a lease expiring on December 31, 2003. This ground lease covers three contiguous parcels: (a) land owned by and leased directly from Industrial Asphalt, on which Huntway's tank farm is located; (b) land owned by the Southern Pacific Railroad leased to Industrial Asphalt for a term ending June 1, 2032, on which the processing facility is located; and
(c) two strip parcels bordering the facility owned by Southern Pacific and leased to Industrial Asphalt under a lease cancelable upon 30 days notice, which are used for access to the refinery. In addition, the ground lease grants Huntway a non-exclusive license in Industrial Asphalt's rights of access to the properties under an agreement with Southern Pacific. The Company has the right to (i) purchase from Industrial Asphalt an undivided interest in the land under the tank farm at fair market value and (ii) assume the two Southern Pacific leases from Industrial Asphalt. Wilmington has storage 103,000 gross barrels of crude oil on site. Huntway also owns refined product tankage for storage of liquid asphalt and other refined products, which management believes is adequate for its needs.

Benicia Refinery

The Benicia refinery is located adjacent to the Carquinez Strait, near San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 214,000 gross barrels, while refined product tankage for storage of liquid asphalt and light oils totals 334,000 gross barrels. To enhance Benicia's ability to receive crude oil by water and to ship finished products by ship and barge, Huntway leases dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

The Company has committed to expand the production and storage capacity of the Benicia refinery in the first half of 1999. This project, which is budgeted at $5,600,000, will expand production capacity to approximately 13,000 barrels per day and expand product storage capacity to approximately 408,000 gross barrels. However, operating permits limit production to a maximum of 18,000 barrels in any one day and to an annual average of 10,000 barrels per day.

Huntway has seen an increase in the demand for SHRP-grade performance-based asphalt products in recent years by both the public and private sectors. This increased demand for better performing, more durable paving, roofing and other specialty products has caused Huntway to expand its production capabilities in this area. As a result, in 1997, approximately $2,500,000 was invested to expand the modified plant and to allow the Company to utilize low-cost recycled modifiers. This facilitys larger production and storage capacity has improved the economics of production and allows for the production of a higher quality product for the Companys customers.

Arizona Refinery

The Arizona refinery and its related facilities are located on a thirty-seven acre parcel leased from the City of Mesa under a lease expiring on April 12, 2008 (with options to renew for up to an additional twenty years until 2028). The Arizona refinery has 100,000 barrels of crude oil storage capacity, and 195,000 barrels of storage capacity for liquid asphalt and other refined products. The Arizona refinery was closed in 1993.

Item 3.  Legal Proceedings

In 1992, Huntway and its subsidiary, Sunbelt, were charged by the State of Arizona with violations of certain environmental regulations and provisions of the Arizona refinery's installation permit. Sunbelt acknowledged that it had certain environmental compliance problems in the past, but believed that none of these resulted in any harm to public health or to the environment. While Huntway and Sunbelt consistently denied that any criminal activity occurred, the parties agreed on December 21, 1993 to settle both the civil and criminal charges. As part of the settlement, Sunbelt agreed to pay a penalty of $700,000 over a period of seven years without interest and to undertake certain environmental improvements at the Arizona refinery. Huntway has made payments against this obligation of $650,000, with the final payment of $50,000 due January 7, 2000. The settlement, which consisted of a civil consent judgment and a plea agreement, was reviewed and approved by the court, the U.S. Attorney's Office and the U.S. Environmental Protection Agency. Under the terms of the settlement, Huntway was released from any further liability for the alleged violations. Huntway considers the matter closed. Huntway has instituted programs and procedures designed to ensure that it is operating in compliance with all environmental laws and regulations.

The Company is party to a number of additional lawsuits and other proceedings arising in the ordinary course of its business.
While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial condition, results of operations or cash flow of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity and Related
Stockholder Matters

Market

As of March 22, 1999 there were approximately 2,000 holders of record of the Companys shares. The shares are traded on the New York Stock Exchange under the ticker symbol HWY. The following table indicates the high and low sale prices as reported by the New York Stock Exchange for the periods indicated of the shares of Huntway Refining Company on or after June 1, 1998 and of the limited partner units of the Partnership prior to that date.

                                             Dividends
   1998    		 High		      Low		     Close		     Paid
1st Quarter		2.7500	     1.6250	    1.8125	      --
2nd Quarter		2.1875	     1.4375	    1.6250	      --
3rd Quarter		1.9375	     1.2500	    1.3125	      --
4th Quarter		1.8125	     1.0000	    1.6875	      --

								                                     Dividends
   1997			    High		      Low		     Close		    Paid

1st Quarter		1.6250	     0.7500	    1.3750	      --
2nd Quarter		1.5000	     1.1250	    1.5000	      --
3rd Quarter		1.6250	     1.2500	    1.3750	      --
4th Quarter		3.2500	     1.2500    	2.6250     	 --

Dividend Policy

The Companys board of directors currently believes that earnings will create greater long-term value if reinvested to create growth. The Company does not anticipate paying cash dividends on its common stock for the foreseeable future.

Further, under the Companys agreements with its principal lenders, cash dividends are prohibited until the payment in full on all obligations to its senior lenders.


Item 6.  Selected Financial Data
(In thousands except diluted per share or unit data and per barrel data)

The following historical selected financial data as of and for each of the years in the five-year period ended December 31, 1998, are derived from the financial statements of Huntway Refining Company and its predecessor, Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which financial statements and reports thereon (except for 1994 and 1995 and as to the balance sheet, 1996) are included
elsewhere herein.   All of the selected information should be
read in conjunction with the financial statements and notes thereto.

                   					Huntway  Refining Company
						                       Year Ended
						                       December 31,
				                    1994		       1995		   1996   		   1997 	       1998
OPERATING DATA
Revenues		            $79,139     $83,069     $99,021     $96,715     $79,050
Costs and Expenses
 Material&
 Processing
 Costs		               70,621      76,643      87,683      85,201      61,719
Selling and
 Administrative
 Expenses		             4,182 	     3,819       4,297 	     4,476 	     6,143
Interest
 Expense,net     	      4,984 	     5,177 	     4,916 	     3,492 	     3,368
Plant Closure
 and Write Down	           -- 	     9,492(c)	      -- 	        --	         --
Depreciation
 and
 Amortization	          2,356 	     2,399 	     2,219 	     2,414 	     2,605
Income(Loss)
 Before Income
 Taxes and
 Extraordinary
 Items		               (3,004)    (14,461)	       (94)	     1,132	      5,215
Provision for
 Income Taxes(f)   	        - 	         - 	         - 	         -       2,071
Income (Loss)
 Before
 Extraordinary
 Items		               (3,004)    (14,461)	       (94)	     1,132 	     3,144
Extraordinary
 Gain on
 Refinancing		             --  	       --      58,668 	        -- 	        --
Related Costs
 of Refinancing	 	         --          --      (2,180)	        -- 	        --
Net Income(Loss)      $(3,004)   $(14,461)    $56,394      $1,132 	     3,144
Income (Loss)
 Per Diluted
 Share or Unit
 From Operations(a)    $(0.26)     $(1.24)     $(0.01)	     $0.04 	     $0.15
Income Per
 Diluted Share
 or Unit from
 Extraordinary
 Gain and
 Related Costs		           --  	       --        4.37 	        --          --
Net Income(Loss)
 Per Diluted
 Share or Unit(a)     $(0.26)	     $(1.24)	      4.36 	     $0.04 	     $0.15

Barrels Sold	          4,584 	      4,400 	     4,566       4,547       4,565
Revenues Per
 Barrel		             $17.26 	     $18.88      $21.69      $21.27      $17.32

BALANCE SHEET DATA
Working
 Capital(b)	          $2,725 	   $(91,796)     $5,798(d)   $8,375     $11,939
Total Assets(b)       85,796       74,393      75,891      80,243      81,644
Long-term
 Obligations	         91,312 		       350      28,174(d)   36,668      36,110
Total Capital
 (Deficiency)(e)     (16,053)	    (30,514)     39,041(d)   33,779      37,590

a)11,673 Limited Partner Equivalent Units were outstanding in
  1994 and 1995, an average of  12,871 Limited Partner Equivalent
  Units were outstanding in 1996 and   an average of
  23,787 Limited Partner Equivalent Units were outstanding in
  1997.  Average outstanding common shares in 1998 were 14,806.
b)After the cumulative LIFO reserve of  $1,203, $1,170, $2,192,
  $1,028 and $0 at December 31, 1994, 1995, 1996, 1997 and 1998,
  respectively.
c)Write down of Sunbelt refinery assets to reflect expected
  operation as a crude or product terminal in the future rather than as a petroleum refinery.
d)Reflects impact of 1996 Restructuring decreasing debt and
  accrued interest by $71,748 as measured at November 30, 1996
  (see Managements Discussion and Analysis).
e) No distributions have been paid since 1990.
f) Prior to June 1, 1998 Huntway operated as a partnership and taxable income or loss was passed through to its partners.
   Accordingly, no provision for income taxes was made.  Had the operations of Huntway been carried on under corporate form as of the beginning of each of the years presented, net income before extraordinary items would have been $(3,004), $(14,461),
   $(94), $679 and $3,129 in 1994, 1995, 1996, 1997 and 1998,
   respectively.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Throughout the following discussion, the business operated by Huntway Refining Company is referred to as Huntway and all per share data is diluted per share data. On June 1, 1998, Huntway merged the partnership, Huntway Partners L.P., into a newly formed corporation, Huntway Refining Company, effectively converting the business to corporate status.

The following should be read in conjunction with the foregoing
Selected Financial Data and the historical financial statements and notes included elsewhere in this report.

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. The words believes, expects, estimates, will be and similar words or expressions, identify such forward looking statements. These risks and uncertainties include the price of crude oil, demand for liquid asphalt and government and private funding for road construction and repair. The Companys actual results may differ materially from these forward-looking statements.

RESULTS OF OPERATIONS

Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products such as gas oil, naphtha, kerosene distillate and bunker fuel.

Huntways ability to generate income depends principally upon the margins between the prices for its refined petroleum products and the cost of crude oil, as well as upon demand for liquid asphalt, which affects both price and sales volume.

Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than for Huntways other refined petroleum products) generally fluctuate with crude oil price levels. There has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices. As a result, management believes that increases or decreases in revenues is not a meaningful basis for comparing historical results of operations.

Management believes earnings before interest, depreciation and amortization and income taxes provides the most meaningful basis for comparing the historical results of operations discussed below. Earnings before interest, depreciation and amortization and income taxes is not a measurement criterion under generally accepted accounting principles and should not be viewed as superior to or in isolation from net income.

1998 COMPARED TO 1997

In 1998, Huntway reported net income of $3,144,000 ($.15 per diluted share) versus net income of $1,132,000 ($.04 per diluted share) in 1997. Net income in 1998 was net of a $2,071,000 income tax provision as Huntway converted to corporate form effective June 1, 1998. No income tax provision was recorded in the prior year because Huntway was operating as a partnership. Pre-tax income increased to $5,215,000 in 1998 from $1,132,000 in 1997. This 360 percent improvement in pre-tax income of $4,083,000 between years was primarily caused by increased asphalt gross profit.

Earnings before interest, depreciation and amortization and income taxes increased to $11,188,000 versus $7,038,000 in 1997.

Revenues declined to $79,050,000 in 1998 from $96,715,000 in 1997 while total barrels sold increased slightly to 4,565,000 barrels in 1998 from 4,547,000 barrels in 1997. The decline in revenues between periods of $17,665,000 or 18% was caused by lower average product prices, which moved down with lower crude oil costs. Average per barrel product selling prices declined from $21.27 in 1997 to $17.32 in 1998, a decline of $3.95 or 19%. Average per barrel product prices did not decline to the same degree as the decline in average per barrel crude oil prices due to fairly stable asphalt selling prices between periods, partially offsetting the decline in light end selling prices that declined commensurate with the fall in crude oil costs.

Average asphalt selling prices declined only slightly (5%) between years despite the decline in average per barrel crude oil costs. This was caused by stronger asphalt demand due to improved public and private construction activity in California in 1998 as well as increased sales of higher margin specialty asphalt products. The combination of fairly stable asphalt pricing and significantly lower crude oil costs caused asphalt per barrel margins and total asphalt gross profit to increase between years.

The improved California economy caused private construction to increase in 1998. In addition, public expenditures for road construction and repair intensified in the second half of 1998 due to increased emphasis on road construction and repair by CALTRANS. In addition, the effect of heavy first half-1998 El Nino-related rainfall compressed the asphalt season and caused even greater necessity for road repairs in the second half of 1998. CALTRANS is also increasingly specifying more higher margin specialized asphalt products in its projects as these products last longer and perform better than conventional paving asphalts. In recent years a substantial amount of public transportation dollars (financed by CALTRANS) were diverted to complete earthquake-related bridge retrofit work. This work was substantially completed by 1998 and, accordingly, this resulted in increased public road repair and construction expenditures in the current year.

Light end margins, on the other hand, continued to decline in 1998 versus 1997 as they had in 1997 versus 1996. The lack of any major refinery problems in 1998 and the impact of less expensive crude oil caused an oversupply of finished gasoline and diesel products in California. Relatively inexpensive crude oil costs caused refiners to run incremental barrels despite lower per barrel refining margins. The resultant oversupply of these finished fuels reduced prices for Huntways unfinished light end products as these products are priced off of finished gasoline and diesel prices.

Huntways average per barrel crude oil costs declined 34% in 1998. Huntways lower per barrel crude oil costs reflect lower average California crude oil posted prices in 1998 versus 1997 partially offset by Huntways mix of crude oil and its crude hedging costs. California average crude oil postings decreased between years as a result of lower world crude oil prices. These costs declined in response to reduced world demand for crude oil due to lower Asian demand as a result of economic problems in that area of the world and overproduction (relative to demand) by oil producing nations. As a result, world oil inventories increased in 1998. This fact and the perception that the supply of crude oil will continue to exceed demand in the near future caused world oil prices to collapse in 1998.

Cash processing costs generally include production wages and benefits, utility costs, repairs and maintenance, insurance, property taxes and environmental compliance costs. Such costs increased on an aggregate and on a per barrel basis in 1998. This increase reflects higher labor and benefits and higher heating costs due to increased natural gas prices as well as increased repair and maintenance expenditures. Other increases were due to higher environmental compliance costs.

The following table sets forth the effects of changes in price and volume on sales and materials (mostly crude) and processing costs for the year ended December 31, 1998 as compared to the year ended December 31, 1997:


                         Materials &    		Net		          Barrels
			             Sales		  Processing		    Margin	         Sold
Year Ended
December
31, 1997	   $96,715,000 	 $85,201,000    $11,514,000 	    4,547,000

Effect of
Changes in
Price	 	    (18,048,000)	 (23,819,000)     5,771,000
Effect of
Changes in
Volume	         383,000 	     337,000 	       46,000 	       18,000

Year Ended
December 31,
1998		      $79,050,000 	 $61,719,000    $17,331,000 	    4,565,000

Net margin increased 51% in 1998 due to the decline in crude oil costs exceeding the decline in average product prices. This favorable impact on margins reflects improved asphalt margins more than offsetting lower light end margins. On a per barrel basis, net margin was $3.80 in 1998 versus $2.53 in 1997.

On a per barrel basis, sales averaged $17.32 in 1998 versus $21.27 in 1997, or a decline of 19%. Material and processing costs averaged $13.52 in 1998 versus $18.74 in 1997, or a decline of 28%. This decline reflects lower average per barrel crude oil costs between years.

Selling, general and administrative expenses increased 37% to $6,143,000 in 1998 from $4,476,000 in 1997. The $1,667,000 increase was primarily due to higher incentive plan accruals, higher wage and salary costs, and higher professional fee expenses. Professional fee expenses increased due to costs incurred in converting to corporate form effective June 1, 1998. Incentive plan accruals increased due to increased levels of profitability. Wage and salary costs increased due to the addition of a new refinery manager at the Benicia refinery and normal wage increases.

Net interest expense declined between years by $124,000 due to higher levels of interest income. Depreciation and amortization increased $191,000 between years due to the accounting for employee stock options issued in January 1998.

Effective with the conversion to corporate form on June 1, 1998, the operations of Huntway became subject to corporate Federal and state taxes on income and a provision for income taxes of $2,071,000 was provided for the results of operations subsequent to that date. No such provision was made prior to that date as the taxable income or loss of the Partnership was passed on to its partners.

1997 COMPARED TO 1996

In 1997, Huntway reported net income of $1,132,000, or $.04 per unit, versus net income of $56,394,000 or $4.36 per unit in 1996. Prior year net income included a $58,668,000 extraordinary gain, or $4.54 per unit, partially offset by transaction costs of $2,180,000, or $.17 per unit.

Absent the impact of the extraordinary gain net of associated transaction costs, net income improved $1,226,000 between years from a loss of $94,000 in 1996 to net income of $1,132,000 in 1997. The improvement in net results reflects lower interest expense between periods of $1,424,000 partially offset by higher depreciation and amortization between years of $195,000.

Net interest expense declined between years due to lower average debt levels. On December 30, 1996, Huntways prepackaged plan of reorganization was consummated by the U.S. Bankruptcy Court. As a result, total debt and accrued interest declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996.
Average debt levels in 1997 were $29,597,000 versus $80,515,000 in 1996.

On October 31, 1997 the Partnership issued $21,750,000 in 9.25 % Senior Subordinated Secured Convertible Debt due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Partnerships $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Partnership with $2,500,000 in additional working capital. As a result of this transaction, the Partnerships debt increased from $27,924,000 to $37,967,000 effective October 31, 1997. Net interest expense however remained essentially unchanged due to the lower net interest rate on the new convertible debt and the buydown of the approximate 6% interest spread on the Industrial Development Bond.

Depreciation and amortization increased $195,000 between years.
This increase was due to $268,000 in amortization of deferred compensation in 1997 relating to the accounting for employee stock options issued in December 1996.

Earnings before interest and depreciation and amortization were $7,038,000 in 1997 versus $7,041,000 in 1996. The decrease in revenues between years to $96,715,000 in 1997 from $99,021,000 in 1996 was primarily the result of lower crude oil costs.

Between years, asphalt gross profit increased in aggregate and on a per barrel basis due to the effect of the decline in crude oil costs coupled with slightly higher asphalt selling prices due to increased demand. The expanding California economy increased demand for asphalt in the private sector. Demand for asphalt by the public sector was flat between years despite the improving California economy as some public expenditures were diverted to complete earthquake bridge and freeway overpass retrofit projects. These projects primarily require steel and concrete and use very little asphalt.

Light-end margins conversely declined in 1997 versus 1996 as no major refinery problems occurred in 1997 causing the supply of finished (Phase II) gasoline CARB (California Air Resources Board) diesel products in California to exceed prior year levels. This caused downward pressure on the prices for Huntways unfinished light-end products such as gas oil, kerosene distillate and naphtha. These products are priced off of finished diesel and gasoline prices. Huntway's light-end product prices also declined due to the decline in crude oil costs.

Crude oil costs on a per barrel basis declined 4% in 1997. The decline in Huntways crude oil costs reflects overall lower crude costs on world markets. The effect of Iraq selling crude oil for humanitarian purposes throughout all of 1997 versus only the fourth quarter of 1996, production by OPEC members above stated quotas, weaker Asian demand due to economic problems in that area of the world and the effect of comparatively warmer weather in 1997 than 1996 in the eastern United States and Western Europe reducing heating oil demand caused downward pressure on world oil prices. Crude oil prices began to decline in the fourth quarter of 1996 and continued to reflect a relatively declining trend throughout 1997.

California average crude oil postings decreased 5% in 1997 versus 1996. This decline reflected the weakness in world oil prices. Moreover, in 1997 California oil refineries did not experience the operating difficulties that arose in 1996 (particularly in the first half of 1996) as in the first half of 1996 these refineries experienced production problems as they began to produce large quantities of the new cleaner fuels (Phase II gasoline and CARB diesel). As a result Huntways light-end margins in 1997 declined versus 1996 due to higher finished fuel inventories commensurate with increased production by major California refineries.

Cash processing costs in 1997, which include utility costs, operating salaries, wages and benefits, repair and maintenance costs, property taxes and environmental compliance costs, were comparable to 1996 on an aggregate and per-barrel basis.

The following table sets forth the effects of changes in price and volume on sales and materials (mostly crude) and processing costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996:

                   					  Materials &		      Net			          Barrels
			              Sales		  Processing		     Margin		          Sold
Year Ended
December 31,
1996		        $99,021,000 	$87,683,000 	 $11,338,000 	      4,566,000

Effect of
Changes
in Price	      (1,894,000)	 (2,117,000)	     223,000
Effect of
Changes in
Volume	          (412,000)	   (365,000)	     (47,000)	       (19,000)

Year Ended
December 31,
1997		        $96,715,000 	$85,201,000 	 $11,514,000 	     4,547,000

Net margin increased a modest 2% in 1997 as the decline in material and processing costs due to falling crude prices contributed to lower sales prices. The slight increase in net margins reflects higher asphalt margins offsetting lower light-end margins. On a per barrel basis net margin per barrel was $2.53 a barrel in 1997 versus $2.48 in 1996.

On a per-barrel basis, sales averaged $21.27 in 1997 versus
$21.69 in 1996. Material and processing costs averaged $18.74 in 1997 versus $19.20 in the prior year. The decline of 2% reflects lower average crude prices between years.

Selling, general and administrative expenses increased 4% to $4,476,000 in 1997 from $4,297,000 in 1996. The $179,000 increase primarily reflects higher salary and wage expense and higher travel expense due to increased promotion and marketing efforts.

OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntways future operations including the possibility of increases in crude oil costs that Huntway may be unable to pass on to customers in the form of higher prices. Crude oil costs could rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude oil it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway may be forced to prepay for crude oil or curtail refining operations, either of which could adversely impact results of operations. The Companys primary product is liquid asphalt. Some of Huntways competitors produce liquid asphalt as a by-product and are of greater size and have larger financial resources than the Company. Accordingly, the Company has in the past, and may in the future, have difficulty raising prices in the face of increasing crude oil costs. To some of Huntways competitors, the margins they receive on asphalt are not as important to their operations as asphalt margins are to Huntway.

Another potential risk factor concerns the demand for the Companys light-end products. These products, which include naphtha, kerosene distillate and gas oil, are manufactured as part of the refining process to produce liquid asphalt. These light-end products are usually sold to larger refiners as feed stocks for their operations and are priced at a discount to finished gasoline and diesel prices. If demand for Huntways light-end products were to decline it would create downward pressure on the Companys light-end margins or potentially stop operations if light-end inventory could not be sold. In addition, regulatory pressures of an environmental nature could negatively impact the demand for finished fuels in California, which, in turn, would reduce demand for Huntways light-end products. While historically the Company has had little difficulty in moving its light-end production at profitable margins, the potential exists that this demand could be reduced through factors beyond the Companys control.

To mitigate fluctuations in crude oil prices, Huntway has negotiated hedge arrangements with independent producers of California crude oil. Huntways net cost of crude oil increased in 1998 as a result of the hedge (due to falling crude oil prices). The Companys net cost of crude oil was reduced in 1997 and 1996 from what it might otherwise have been as a result of these hedge arrangements.

The January 1994 Northridge earthquake destroyed a major pipeline bringing crude oil into Southern California. Both of Huntways California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California. For example, the 1994 Northridge earthquake destroyed or severely damaged many bridges, overpasses and freeways in Southern California. The work to repair this damage was substantially completed by early 1998 but required primarily concrete and steel and comparatively little liquid asphalt. Future earthquakes could temporarily reduce asphalt demand if substantial damage were sustained by concrete road structures.

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, commercial construction and the level of housing starts, all of which are beyond the control of the Company. Government highway spending provides a source of demand which is relatively unaffected by normal business cycles but is dependent upon appropriations. Historically, approximately 70% of Huntways liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long-term, the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a Federally assisted, state administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. Substantially all federal highway funds are derived from gasoline user taxes assessed at the pump. In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, CALTRANS administers state expenditures for highway projects.

In June 1998 Congress passed the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century, or TEA-21. The bill is estimated to increase transportation related expenditures by $800 million a year in California alone over a six year period anticipated to begin in 1999. This will equate to a 45 percent increase over existing funding levels. It is anticipated that approximately $400 million of this annual increase will relate to road construction and repair activities. Historically 65 percent of federal gasoline taxes raised in California were returned to the state, now that figure will be 91 percent.

In addition, in November 1998 the California electorate passed Proposition 2. Proposition 2 protects the State transportation fund by requiring that any funds borrowed from the California State Transportation Fund be repaid with interest within one year except in the case of a fiscal emergency. In that case funds must be repaid within three years with interest. Such emergencies are infrequent and have occurred only twice in the 20th century in California.

Both the 1998 Federal highway bill and California Proposition 2 bode well for road construction and repair funding in California into the foreseeable future.

Demographic studies suggest continued rapid growth in the population of California. For example, recent studies suggest Californias population will increase to approximately 50 million people by 2020 up from approximately 33 million today. This population growth should translate into increased private and public transportation expenditures including road construction and repair.

By early 1998 the majority of the earthquake bridge retrofit work was completed. This work was designed to strengthen many of the bridges and overpasses in the state in advance of the next earthquake, the timing of which is unknown. As expected, CALTRANS expenditures on road construction and repair did increase in 1998 versus 1997. However, expenditures were delayed for the first half of 1998 due to the heavy El Nino-related rainfall.

As discussed above, it appears that sufficient funding will be available at the state and Federal level to finance needed road construction and repair activities into the foreseeable future. Limiting factors that potentially could prevent these funds from being fully spent include the availability of necessary equipment and personnel in California to complete the work.

The strength of the California economy also influences demand for Huntways asphalt and light-end products. The California economy began to recover in 1995 and has experienced continued growth through 1998. This has stimulated private demand for Huntways asphalt products. Private demand for asphalt, however, constitutes only approximately 25% of Huntways annual asphalt demand. The Company believes private demand for asphalt will continue to expand for the next several years commensurate with the expected continued expansion of the California economy. Long-term, Huntway remains optimistic about the outlook for future growth in California, based on the level of existing expansion already underway and forecasts by several prominent economic studies. This expected growth in the California economy should lead to continued growth in the demand for Huntways products. There can be no assurance, however, that the California economy will continue to expand as it has since 1995 or as forecasted by economic studies.

Generally, cold, wet weather is not conducive to asphalt road construction. Accordingly, the Company almost always experiences a loss in the first quarter of the year. Periods of unusually heavy rainfall such as occurred in the last quarter of 1997 and first five months of 1998 associated with the El Nino weather phenomenon also depress asphalt demand. However, heavy rainfall does damage asphalt roads, increasing the backlog of needed road repairs.

Barriers to entry in the asphalt market are limited. The sophistication level of the required facilities is low, indicating that existing refineries could enter the market if they chose to do so. The capital needed to undertake asphalt manufacturing at an existing California refinery operation is small by refinery standards. Permit issues for these existing refineries, while they exist, are not of such a nature that they are likely to be a significant deterrent to new entrants. If a major existing California refinery operation decided to produce liquid asphalt with any meaningful volume, the supply/demand relationship for asphalt in California could be severely disrupted with a resultant decline in asphalt prices and margins. However, construction of new asphalt refineries is very unlikely due to the inability to obtain required permits. Newly constructed refineries would have high barriers to entry due to environmental regulations and the limited size of the market.

The Company is subject to federal, state and local laws, regulations and ordinances that govern activities or operations that might have adverse environmental effects, and that impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. Although management believes that the Companys operations procedures and safety precautions are enforced stringently, there can be no assurance that environmental problems will not occur in the future.

As a result of the factors described above, while the Company is generally optimistic regarding its future business prospects, the outlook is uncertain due to the nature of the business in which the Company operates. For example crude oil costs represent a large percentage of the total annual cash costs of the Company (ranging from 65% to 80% of cash costs depending on the cost of crude oil). The Company remains optimistic regarding growth in the sale of higher margin polymer based asphalt products. As with conventional asphalt products, growth in the area of polymer sales is also dependent on funding availability that can rise and fall with the economic climate. On an overall basis the impact of the 1998 Federal highway bill and the passage of Proposition 2 in California in 1998 suggest public funding for road construction and repair should be sufficient to keep asphalt demand strong. At the present time, private demand for asphalt also looks strong as the California economy continues to expand. This demand probably would decline however, with any downturn in the California economic environment.

Year 2000 Issue.

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

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Any such remediation costs will be charged to operations as incurred. The Companys process controls are not computerized and do not rely upon time/date sensitive control equipment. The Companys accounting and billing systems are computerized and are sensitive to the year 2000 issue. However, these applications are being replaced and the new applications should be in place by July, 1999. In the event that these applications are not in place by the year 2000 the Company believes that it has sufficient manual backup systems that could be used to prevent any material disruption of its operations.

The Company has initiated formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issue. However, the Company does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on its operations, management does not currently anticipate significant problems with these systems and has not yet done any contingency planning pending the results of its communications with its suppliers and customers. However, should the Company be denied access to crude supplies, natural gas or other vital materials and services due to the failure of its suppliers' delivery systems due to year 2000 compliance problems, it could be forced to either curtail operations or shut down until such materials can again be delivered. Additionally, should its customers be unable to make payments for their purchases, the Company could be faced with a liquidity shortfall.

CAPITAL RESOURCES AND LIQUIDITY

The Companys cash requirements and liquidity positions are affected by various factors including the selling prices for its refined products (liquid asphalt and light-end products) and the price of crude oil. The selling prices for asphalt products are influenced by the price of crude oil and by local market supply and demand factors for asphalt including public and private demand for road construction and improvements. The selling prices for Huntways light end products (naphtha, kerosene distillate and gas oil) are also strongly impacted by the price of crude oil and by supply and demand factors for finished gasoline and diesel products in California. Fluctuations in the cost of crude oil are impacted by a myriad of market factors, both foreign and domestic. In addition, capital expenditure requirements, including costs to maintain compliance with environmental regulations as well as debt service requirements, impact the Companys cash needs.

Net income increased to $3,144,000 in 1998 from $1,132,000 in 1997. Results in 1998 were net of a $2,071,000 provision for income taxes as the Company converted to corporate form effective June 1, 1998. Prior to June 1, 1998 Huntway operated as a partnership. No income tax provision was recorded in 1997.

Earnings before interest, depreciation and amortization and taxes on income increased $4,150,000 to $11,188,000 in 1998 from $7,038,000 in 1997. Pretax income increased to $5,215,000 in 1998 from $1,132,000 in 1997, or an increase of $4,083,000. This sharp rise in pre-tax profits reflects significantly higher asphalt gross profit partially offset by lower light-end gross profit and higher selling, general and administrative expenses.

Asphalt gross profit increased significantly in 1998 due to the 34% decline in average per barrel crude oil costs between years. Despite the decline in crude oil costs, asphalt sales prices declined only slightly between years due to improved supply/demand factors and increased sales of higher priced specialty asphalt products. These higher priced specialty asphalt products are increasingly being specified in road construction projects in California especially in Northern California. Asphalt margins generally increase when crude costs fall and decline when crude costs rise as asphalt pricing is generally established several months in advance of delivery and established on fixed prices. However, partially mitigating the influences of increases or decreases in crude oil costs are certain escalators for CALTRANS related projects. In addition the Company seeks to partially hedge its crude oil costs.

The Company estimates that 20% of its asphalt sales are tied to CALTRANS contracts and are impacted by escalators relating to the cost of crude oil.

Asphalt demand by both the public and private sector has increased over the past several years commensurate with the improving business climate in California. Public demand for asphalt funded primarily by CALTRANS increased in 1998 over 1997 as a result of substantial completion by early 1998 of earthquake related bridge retrofit work. Bridge retrofit projects utilize concrete and steel and use comparatively little asphalt. In 1998, as this work was nearing completion, more funds were available to be expended for road construction and repair. Moreover, in June 1998, the $217 billion Federal Highway Bill was passed. This bill is anticipated to add another $800 million a year into California transportation related projects. It is estimated that approximately one-half of that total, or $400 million will be added annually over each of the next six years for road construction and repair.

Private demand for asphalt has also increased commensurate with the expanding California economy. This growth in private demand for asphalt is expected to continue as long as the growth in the California economy continues. Accordingly, the Company anticipates that absent any severe increases in crude oil costs that its 1999 per barrel asphalt margins should remain relatively strong.

Light end margins continued to decline in 1998 due to increased inventory levels of finished gasoline and diesel in the state. In 1998 no major refinery problems occurred and low crude oil costs caused refiners to continue to refine barrels as long as incremental margins exist. While wholesale margins were depressed, retail margins for the major refiners continued significantly positive, providing an incentive for these larger refiners to continue to run incremental barrels. The growing inventory levels and the perception that prices would remain low for the foreseeable future depressed wholesale finished fuel prices. As Huntways light end prices are priced at a discount to wholesale finished fuel prices margins decreased.

The Company anticipates that its light end prices will increase in 1999 commensurate with an expected increase in average crude oil costs. However, per barrel light end margins in 1999 are expected to remain below historical levels.

On June 1, 1998 the Company converted to corporate form.
Accordingly, earnings generated from June 1, 1998 through the end of the year were subject to state and federal taxes. In 1998 cash income taxes of $1,300,000 were paid while a $940,000 deferred tax provision was recorded primarily due to excess depreciation for tax purposes on refinery assets.

Commensurate with the conversion to corporate form the Company sold 150,000 new shares of stock in June 1998 raising $262,000 before $16,000 in transaction costs.

On January 21, 1999 the Company obtained a new seven year, $13,390,000 senior debt facility. The facility bears interest at a fixed rate of 9.234%. Proceeds from the borrowings were used to retire all $12,798,000 of Huntways then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital.

The Company presently anticipates that it will also be borrowing an additional $2,800,000 from its existing senior lender in April 1999 to provide partial funding for improvements to its Benicia refinery. These borrowings are anticipated to be also amortized over seven years at fixed rates of interest determined at funding. However, it is the Companys present intention to repay the anticipated $2,800,000 in new borrowings on March 31, 2000 (although there will be no requirement to do so). In addition to this expected $2,800,000 in new borrowings, the Company expects to invest another $2,800,000 of cash on hand to complete the improvements planned for the Benicia refinery. It is expected that these improvements to the Benicia refinery will increase asphalt and light end production and improve asphalt and light end product quality. Construction of these improvements will involve the cessation of production for a period of time, estimated to be approximately 30 days, during the second quarter of 1999. During this period, light-product sales will be curtailed but asphalt sales will continue from inventory.

The blended interest rate on the $12,798,000 of senior debt paid off on January 21, 1999 was approximately 8.2%. The Company anticipates that net interest expense in 1999 will only slightly exceed net interest expense in 1998 despite higher debt levels due to increased interest income.

In October 1997 the Company issued $21,750,000 in 9 1/4% Senior Subordinated Secured Convertible Debt due 2007. The holders of the convertible debt can convert into equity at $1.50 a share at any time. Huntway can force conversion after October 15, 2000 assuming certain trading criteria are met.

In 1996, Huntway completed a restructuring of its debt through a prepackaged plan of reorganization that was filed with the U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996, confirmed by the Court on December 12, 1996 and consummated on December 30, 1996. As a result of that transaction, Huntway reduced debt and accrued interest by $71,748,000 as measured at November 30, 1996. Huntway recorded a $58,668,000 extraordinary gain on the transaction excluding $2,180,000 in related transaction costs. The Partnership also recorded a $13,080,000 capital contribution on the transaction represented by a decrease in debt and an increase in partners capital.

The average interest rate and weighted average debt outstanding during each of the past three years was as follows:

			                  Average
	  		                Interest		            Weighted Average
	   		               Rate			               Debt Outstanding
	1996 	 	             5.62%			              80,514,941
	1997		              11.13%		               29,597,375
	1998		              11.08%		               37,465,950

Cash increased to $10,910,000 at December 31, 1998 from $9,406,000 at December 31, 1997. This $1,504,000 increase in cash can be primarily attributed to net income of $3,144,000 plus depreciation and amortization of $2,605,000 less additions to property of $2,554,000 and repayments of long-term obligations of $1,548,000.

Net cash provided by operating activities totaled $5,741,000 in 1998. Net income of $3,144,000 plus depreciation and amortization of $2,605,000, deferred income taxes of $940,000 and interest expense paid by the issuance of notes of $248,000 provided a combined $6,937,000 in cash. Increases in accrued liabilities primarily relating to increased incentive plan accruals and higher pension and profit sharing (401K) accruals provided $1,164,000 in cash. Incentive plan accruals increased due to increased levels of profitability. Cash was also generated from decreases in inventory of $634,000. The decrease in inventory reflects the 34% decrease in the average cost of crude oil between years. Accounts receivable decreased and provided $83,000 in cash and reflected lower light end revenues due to depressed finished fuel prices. Prepaid expenses decreased and provided $138,000 in cash and reflected lower insurance and turnaround costs. Accounts Payable declined using $3,215,000 in cash and reflects lower crude oil costs.

Net cash provided by operating activities totaled $4,634,000 in 1997. Net income of $1,132,000 plus depreciation and amortization of $2,414,000 and interest expense paid by the issuance of notes of $894,000 provided a combined $4,440,000 in cash. Decreases in accounts receivable generated $1,082,000 in cash and were caused by the timing of light end sales between years. Inventory increased using $700,000 in cash. This increase reflects higher crude and finished goods inventory at Benicia due to the timing of light end sales and lower than expected asphalt sales in December 1997 due to effects of wet weather. Prepaid expenses decreased providing $41,000 in cash and primarily reflects lower prepaid turnaround expenses as no major repair projects were incurred in 1997. Accounts payable decreased using $183,000 in cash primarily due to the effect of lower crude oil prices between years. Accrued liabilities decreased using $46,000 in cash. This decline reflects lower Sunbelt related accruals substantially offset by higher interest expense accruals.

Investing activities used $2,935,000 in cash in 1998. Property additions were comprised of completion of the waste water treatment facility at the Wilmington refinery as well as other smaller improvements at the Wilmington refinery. Improvements at the Benicia refinery consisted of engineering and other costs relating to the Benicia improvement project, storage tank improvements, improvements to the modified asphalt facility and other smaller additions. Additions to other assets primarily consisted of deposits, additions to computer software and environmental manuals and plans.

Investment activities used $2,815,000 in cash in 1997. Property additions reflect construction of the wastewater treatment facility at the Wilmington refinery, construction of a pipeline to a customer at the Wilmington refinery and costs to relocate the railroad loading rack at the Wilmington refinery. At Benicia costs were incurred to improve the asphalt storage and delivery systems, to double-bottom certain storage tanks, to replace heat exchangers, to purchase new heaters, to construct new pipelines and several other projects. In addition, other assets increased $769,000 in 1997 and primarily relate to costs associated with raising $21,750,000 in convertible debt.

Financing activities used $1,302,000 in cash in 1998 and related to reductions of debt of $1,548,000. In addition, a net $246,000 in cash was generated from the sale of 150,000 shares in June
1998 commensurate with conversion to corporate form.

Cash flows from financing activities in 1997 generated $2,300,000 in cash. The October sale of convertible debt generated $2,500,000 in cash while $200,000 in payments were made to the State of Arizona relating to the 1993 Sunbelt environmental compliance agreement. As of March 22, 1999, one payment of $50,000 remains to be made on the agreement and is due in January 2000.

The sale of $21,750,000 in convertible debt in October 1997 significantly improved Huntways capital structure and provided the Company with $2,500,000 in cash. In addition it reduced required principal payments by $2,480,000 in 1998. On conversion of the convertible debt, total debt would decline $21,750,000 while annual interest expense would decline by $2,012,000.

The new senior loan facility obtained in January 1999 amortizes over an 84 month period beginning in February 1999. Monthly payments on the debt including principal and interest total approximately $218,000.

Interest paid on the convertible debt notes is due on a semi-annual basis payable $1,006,000 on June 30 and $1,006,000 on December 31.

Scheduled fixed principal and cash interest payments in 1999 total $4,762,000. Principal and cash interest payments totaled
$4,547,000 in 1998 and $2,343,000 in 1997.

The Company has a $17,500,000 letter of credit facility to support crude oil purchases through December 31, 1999. The Company is presently negotiating with several banks to obtain a replacement letter of credit facility that will run beyond 1999 and expects to have this new facility in place by the second half of 1999. Fees on the existing letter of credit facility are 2.00%.

Management continues to address all areas of the Companys operations in an effort to reduce costs, improve profitability and to provide a sound basis for future operations. This evaluation resulted in the decision in 1993 to temporarily suspend operations at its Sunbelt refinery located in Coolidge, Arizona, until such time as there is a sustained improvement in market conditions. The primary factors involved in the Companys decision were poor margins at the facility, a limitation on working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigations filed by the State of Arizona which was settled in 1993. The Company may eventually reopen the refinery as a terminal when market conditions improve or it may sell the facility.

The Company believes its current level of letter of credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices increased beyond the level of the Companys letter of credit facilities, it would be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.

Management believes cash on hand and expected cash flow from operations will be sufficient to meet liquidity needs in 1999 and for the foreseeable future. However, due to the volatility in the price of crude oil there can be no assurance that sufficient amounts of cash will be available to meet operating requirements.





Item 7A.   Quantitative and Qualitative Disclosures About Market
Risk

As previously noted, the Companys profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Companys earnings, financial position and cash flows. Approximately half of Huntways production consists of light products and half of asphalts. The prices of Huntways light products have historically followed changes in crude oil prices over 12 to 18 month time periods despite high short-term volatility. Managements believes that approximately 20% of Huntways asphalt unit sales volume will be covered by contractual escalation and deescalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. As of December 31, 1998, the Company had entered into such an arrangement for all of 1999 and covering approximately 20% of its expected crude oil requirements over that period. The Companys maximum exposure (payments) under this contract is approximately $250,000 per month. The Company does not enter into such arrangements for trading or other speculative purposes.

To a lesser extent, the Company is also exposed to risks associated with interest rate fluctuations. However, because the Company invests only in short-term investment grade securities and, as discussed in Note 2 to the financial statements, has only fixed rate debt, such risks to its cash flows are not material. However, the fixed rate debt does expose the Company to losses in fair value when interest rates decline. This fair value loss represents the opportunity cost of not obtaining financing in the lower rate environment. A 10% increase or decrease in interest rates would lower or raise the fair value of the Companys currently outstanding debt instruments by approximately $2,000,000, respectively.





Item 8.   Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders,

We have audited the accompanying consolidated balance sheets of Huntway Refining Company, successor to Huntway Partners, L.P. (a limited partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Huntway Refining Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.














/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
January 29, 1999

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS
					                         December 31,			            December 31,
						                            1998	 				                 1997
CURRENT ASSETS:
        Cash			                 $10,910,000 			            $9,406,000
        Accounts
	        Receivable		             3,983,000 			             4,066,000
        Inventories		             3,551,000 			             4,112,000
        Prepaid Expenses	           449,000 			               587,000
          Total Current
           Assets		  	           18,893,000 			            18,171,000

PROPERTY - Net			                59,827,000 			            59,346,000
OTHER ASSETS - Net		              1,280,000 			             1,025,000
GOODWILL - Net			                 1,644,000 			             1,701,000
TOTAL ASSETS			                 $81,644,000 			           $80,243,000

CURRENT LIABILITIES:
        Accounts  Payable  	     $3,515,000 			            $6,730,000
        Current Portion
        of Long-Term
        Obligations		               757,000 			             1,449,000
        Accrued Interest	           593,000 			               571,000
        Other Accrued
        Liabilities		             2,089,000 			             1,046,000
          Total Current
           Liabilities	       	   6,954,000            			  9,796,000

Long-Term Debt	              		  36,110,000            			 36,518,000
Deferred Income Taxes
 and Other
 Long-Term Obligations       		     990,000            			    150,000

CAPITAL:
        Partners' Capital		               - 			            33,779,000
        Preferred Stock
	        (1,000,000 shares
         authorized, none
	        issued)			                       - 			                     -
        Common Stock
         (75,000,000 shares
          authorized,
          14,881,271
          outstanding)         	    149,000 			                     -
        Additional Paid-In
        Capital		  	             34,334,000 			                     -
        Retained Earnings   	     3,107,000 			                     -
          Total Capital	  	      37,590,000 		             33,779,000

TOTAL LIABILITIES AND
 CAPITAL			                     $81,644,000 		            $80,243,000


See accompanying notes to consolidated financial statements.


HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1998, 1997 and 1996
						                        1998		        1997		           1996
Sales				 	               $79,050,000 	  $96,715,000     $99,021,000
Costs & Expenses:
 Material & Processing
 Costs				                 61,719,000 	   85,201,000      87,683,000
Selling and
 Administration Expenses	   6,143,000 	    4,476,000       4,297,000
Interest Expense, net	   	  3,368,000 	    3,492,000       4,916,000
Depreciation and
 Amortization			            2,605,000 	    2,414,000       2,219,000
Total Costs and Expenses	  73,835,000 	   95,583,000      99,115,000
Income (Loss) before
 Income Taxes and
  Extraordinary Items	   	  5,215,000 	    1,132,000         (94,000)
Provision for Income Taxes  2,071,000 		           -   	           -
Income (Loss) from
 Operations			   	          3,144,000 	    1,132,000         (94,000)
Extraordinary Gain on
 Refinancing				                    -   		         -      58,668,000
Related Costs of
Refinancing				                     -   		         -       2,180,000
Net Income			              $3,144,000 	   $1,132,000     $56,394,000

Basic Earnings per
 Share or Unit:
Income (Loss) from
 operations 				                $0.21 		       $0.05          $(0.01)
Extraordinary Items			              -   		         -   	        4.37
Net Income				 	                $0.21 		       $0.05 	         $4.36
Diluted Earnings per
 Share or Unit:
Income (Loss)
 from operations			 	           $0.15 		       $0.04 	        $(0.01)
Extraordinary Items			              -   		         -   	        4.37
Net Income				 	                $0.15 		       $0.04 	         $4.36

Pro Forma Financial Information
(See Note 1 to Consolidated Financial Statements)

Income (Loss) before
Income Taxes and
Extraordinary Items		      $5,215,000 		  $1,132,000        $(94,000)
Pro Forma Income
Tax Provision			            2,086,000 	  	   453,000 	           -
Pro Forma Net
Income (Loss)	           		$3,129,000 	  	  $679,000        $(94,000)
Pro Forma Basic
Income (Loss) per Share	  	     $0.21   		     $0.03          $(0.01)

Pro Forma Diluted
 Income (Loss) per Share	       $0.14   		     $0.02          $(0.01)
See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
							                         1998		          1997		           1996
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net Income		 			              $3,144,000     $1,132,000      $56,394,000
Adjustments to
 Reconcile Net Income
 to Net Cash Provided
 by Operating Activities:
Interest Expense Paid by
 the Issuance of Notes		   	     248,000 	      894,000        2,354,000
Depreciation and Amortization	 2,605,000      2,414,000 	      2,219,000
Deferred Income Taxes		   	      940,000 		           - 		             -
Extraordinary Gain on
 Refinancing			                                					         (58,668,000)
Related Costs
 of Refinancing						          	                               2,180,000
 Changes in Operating
 Assets and Liabilities:
Decrease (Increase) in
 Accounts Receivable		    	       83,000      1,082,000 	       (327,000)
Decrease (Increase) in
 Inventories		                   634,000       (700,000)	        (89,000)

Decrease in Prepaid Expenses		   138,000 	       41,000 	         24,000

Increase (Decrease) in
Accounts Payable		     		     (3,215,000)      (183,000)	        331,000

Increase (Decrease)
in Accrued Liabilities		 	     1,164,000        (46,000)	       (933,000)


NET CASH PROVIDED BY
 OPERATING ACTIVITIES		 	      5,741,000      4,634,000 	      3,485,000


CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Additions to Property	     		(2,554,000)    (2,046,000)      (2,620,000)

 Other Assets		                 (381,000)      (769,000)	        218,000


NET CASH USED BY
 INVESTING ACTIVITIES			      (2,935,000)    (2,815,000)      (2,402,000)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Sale of Common Stock			         262,000 		           - 		              -
 Issuance Costs and Expenses		   (16,000)		           - 		              -
 Proceeds of Notes Payable		 	         - 	    2,500,000 		              -
 Repayment of Long-term
  Obligations		       	       (1,548,000)	     (200,000)	        (100,000)

NET CASH PROVIDED (USED)
 BY FINANCING ACTIVITIES   		 (1,302,000)	    2,300,000 	        (100,000)

NET INCREASE IN CASH	   		     1,504,000 	    4,119,000 	         983,000

CASH BALANCE - BEGINNING
 OF PERIOD		        		         9,406,000 	    5,287,000         4,304,000

CASH BALANCE - END
 OF PERIOD		      	          $10,910,000 	   $9,406,000        $5,287,000

Supplemental Disclosures:
Interest Paid in Cash
 During the Period		  	       $3,098,000 	   $2,343,000 	        $738,000
Income Taxes Paid in
 Cash During the Period	  		  $1,131,000 		          $- 		              $-
Issuance (Redemption) of
 Units Not Involving Cash                  $(6,596,000)       $13,080,000
Issuance of Notes Not
 Involving Cash		    		         $248,000   $19,250,000        $25,570,000
Retirement of Notes
 Not Involving Cash		                      $11,707,000        $85,745,000


See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENT OF CAPITAL
			               	                Additional		                  Treasury
		            Partners'	  Common	   Paid In	      Retained	       Stock	Total
		             Capital	    Stock	  Capital	    Earnings(at cost)     Capital
Balance at
January 1,
1996	      $(30,514,000)                         				            $(30,514,000)
Earned
Portion of
Option
Awards	          81,000 					                                          81,000
Net Income
for the
Year Ended
December 31,
1996	        56,394,000 					                                      56,394,000
Capital
Contri-
bution       13,080,000 	  	  	  	  	                              13,080,000
Balance
at
December
 31,
1996	        39,041,000 	     	- 	 - 	 - 	 - 	                     39,041,000
Earned
Portion
of Option
Awards	         268,000 					                                         268,000
Net Income
for the
Year Ended
December 31,
1997	         1,132,000 					                                       1,132,000
Capital
Redemption   (6,662,000)	  	  	  	  	                              (6,662,000)
Balance at
December 31,
1997	        33,779,000 	     - 	 - 	 - 	 - 	                      33,779,000
Earned Portion
of Option
Awards	         212,000 		 $209,000 			                               421,000
Net Income
for the Year
Ended
December 31,
1998	            37,000 			           $3,107,000 		                 3,144,000
Issuance of
14,731,271
shares in
exchange for
partnership
interests   (34,028,000)   $147,000   33,881,000 			        -
Sale and
Issuance of
150,000 shares		              2,000      260,000 			                  262,000
Issuance Costs			                        (16,000)			                  (16,000)
Sale and
Issuance of
850,000 shares
to Huntway
Partners L.P. and
reclassified to
Treasury Stock
upon Merger	  	    8,000 	    1,000 	  	                $(9,000)	          -

Balance at
December 31,
1998	               $- 	 $157,000  $34,335,000 $3,107,000 $(9,000)$37,590,000

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Huntway Refining Company (the Company) was formed for the purpose of effecting the conversion of Huntway Partners, L.P. (the Partnership) from a publicly traded limited partnership to a publicly traded corporation on June 1, 1998 through the merger of the Partnership into the Company (the Conversion). The Company issued 14,583,958 shares of $0.01 par value common stock to the Partnership's limited partners in a one for one exchange for their limited partner units. The Company also issued 147,313 shares of common stock to the Partnership's general partners in exchange for their 1% general partner interest. As a result of the merger, the Company succeeded to the Partnership's assets, liabilities and operations. The transaction has been accounted for as a reorganization of affiliated entities with the assets and liabilities of the Company recorded at their historical cost basis.

General. Huntway Refining Company, a Delaware corporation, is engaged primarily in the operation of the 6,000 barrel-per-day Wilmington refinery located in Southern California and the 9,000 barrel-per-day Benicia refinery located in Northern California, which produce and sell refined petroleum products. Also owned by the Company is an 8,500 barrel-per-day Arizona refinery, which was closed in 1993.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Refining Company and its subsidiary, Sunbelt Refining Company, L.P. (Sunbelt). All significant inter-company items have been eliminated in consolidation.

Exchange Transactions. In connection with its refinery activities, the Company engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. At December 31, 1998 and 1997 Huntway Refining Company owed balances, which were included in inventories, for commodities on exchange valued at approximately $63,000 and $244,000, respectively.

Environmental Costs.   The Company is subject to various
environmental laws and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging Issues Task Force Topic 90-8 and exhibits thereto.

Turnaround Costs. Costs of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit, which generally ranges from 18 to 60 months.

Accounts Receivable. Included in Accounts Receivable are allowances for doubtful accounts of $301,000 and $184,000 at December 31, 1998 and 1997 respectively.

Income Taxes. Effective with the Conversion on June 1, 1998, the operations of Huntway became subject to corporate Federal and state taxes on income and provision for such taxes both current and deferred has been made for the results of operations subsequent to that date. Deferred income taxes result primarily from temporary differences between financial reporting and tax reporting. Determination of deferred tax assets and liabilities is based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. Pro forma information is presented to assist in comparing the results of operations as if the Conversion had occurred at the beginning of each period for which financial statements are presented. The pro forma provision for income taxes has been calculated at an estimated combined Federal and State rate of 40%.

No provision has been made for income taxes in the accompanying consolidated financial statements for periods prior to June 1, 1998 when the operations of the Company were carried on in partnership form as the taxable income or loss of the Partnership was allocated to each partner in accordance with the provisions of the partnership agreement. The partnership agreement provided generally that income, loss and cash distributions be allocated 1 percent to the general partners and 99 percent to the limited partners. In turn, each partner's tax status determined the appropriate income tax for that partner's allocated share of Partnerships taxable income or loss.

Inventories. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method
(LIFO), which is not in excess of market.

Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

The effect of LIFO in 1998 was to increase the net income from operations by $1,028,000 and net income per share by approximately $.07 and in 1997 was to increase the net income and net income per limited partner unit by approximately $1,164,000 and $0.05. In 1996, the effect of LIFO was to increase the net loss and net loss per limited partner unit by approximately $1,022,000 and $.08.

Inventories at December 31, 1998 and 1997 were as follows:

                                   1998 	        		1997
Finished Products			           $ 2,180,000		      $ 2,480,000
Crude Oil and Supplies	 		       1,371,000		        2,660,000
						                           3,551,000		        5,140,000
Less LIFO Reserve	                		     0		       (1,028,000)
Total					                     $ 3,551,000		      $ 4,112,000

Hedging Activities. From time to time, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. Because these contracts relate to the Companys basic raw material and cover amounts significantly less than the Companys actual usage, cash flows associated with such hedging transactions are considered an integral part of the cost of acquiring crude oil and are included in the cost when purchased. During 1998, such hedges increased the cost of crude acquired by $2,187,000 or approximately 5%. In 1997 and 1996, such hedges decreased the cost of crude acquired by $262,000 or less than 1% and $2,701,000 or approximately 3%, respectively. As of December 31, 1998 the Company had entered into such an arrangement for all of 1999 and covering approximately 20% of its expected crude requirements over that period. The Companys maximum exposure (payments) under this contract is approximately $250,000 per month. The Company does not enter into such arrangements for trading or other speculative purposes.

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities, which are temporarily closed, are retained in the property accounts as idle facilities and are depreciated.

Property at December 31, 1998 and 1997 consisted of:
					                Depreciable
					 	                  Life			        1998		          1997
Land	 						    	                     $2,176,000      $2,176,000
Buildings	 			         40 yrs.	  	       887,000 	       887,000
Refineries and
 Related Equipment		   40 yrs.   	    73,429,000 	    70,653,000
Other					         5 - 10 yrs.		       1,257,000 	     1,215,000
Construction in Progress				             708,000 	       971,000
Idle Facilities				                    1,227,000 	     1,227,000
				                   	              79,684,000 	    77,129,000
Less Accumulated Depreciation
   and Amortization				              (19,857,000)    (17,783,000)
Property - Net			                    $59,827,000     $59,346,000

In August 1993, the Company suspended operations at its Sunbelt refinery located in Coolidge, Arizona. The primary factors involved in this decision were poor margins at the facility, limited working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigation filed by the State of Arizona, which was settled in 1993. Pursuant to an evaluation of the operating potential of the facility, the plant was subsequently written down to $1,227,000 in 1995. This write down considered, among other things, the outlook for the asphalt market in Arizona, the regulatory environment impacting both the plant operations as well as the formulation requirements of diesel and jet fuel in the markets the plant would serve and the ability of the Company to market those products. This evaluation indicated and it is the opinion of management that the likelihood of operation as a petroleum refinery in the future is remote, but that the facility may be operated effectively as a crude or products terminal and storage facility at some time in the future.

Other Assets. Other assets are stated at cost and amortized over 2 to 10 years, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1998 and 1997 consisted of:
							                             1998				               1997
Computer Software			            $   658,000 		          $ 624,000
Loan Costs					                     604,000 			           597,000
Deposits					                       459,000 			           218,000
Other						                         682,000 			           587,000
					                             2,403,000 		          2,026,000
Less Accumulated Amortization	   (1,123,000)		         (1,001,000)
Other Assets - Net		            $ 1,280,000 		         $1,025,000

Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relates to the
Companys California refineries.   Huntway Refining Companys
refineries are designed to produce asphalt and unfinished light-end products and, accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Company evaluates such goodwill and other long-lived assets for impairment whenever changes in circumstances indicate that the carrying value may not be fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 1998 and 1997 was $643,000 and $586,000, respectively.

Interest Capitalization. Huntway Refining Company and Sunbelt capitalize interest incurred in connection with the construction of refinery facilities. In 1998, $68,000 of interest was capitalized relating to the waste water treatment facility at the Wilmington refinery. No interest was capitalized in 1997 or 1996.

Other Accrued Liabilities. Included in other accrued liabilities at December 31, 1998 and 1997 are accrued compensation-related costs of $1,987,000 and $618,000, respectively.
Deferred Income Taxes and Other Long-Term Obligations. Included in deferred income taxes and other long-term obligations at December 31, 1998 are deferred income tax liabilities of $940,000 and an amount due to the state of Arizona under an agreement reached in 1993 relating to the Sunbelt Refinery of $50,000. Included in current portion of long-term obligations at December 31, 1998 is $100,000 relating to this settlement, which was paid on January 7, 1999. The payment for 1998 was made December 1997 and therefore $0 was included in current portion of long-term obligations at December 31, 1997.

Fair Value of Financial Instruments. The recorded values of accounts receivable, accounts payable and approximate their fair values based on their short-term nature. The recorded values of the convertible debt and the junior subordinated debentures approximates fair values as the contractual rates of interest approximates market rates. The combined fair value of the 12% Senior Secured Notes and the Industrial Development Bonds was approximately $12,000,000 and $14,000,000 at December 31, 1998
and 1997, respectively.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results would differ from these estimates.

Reclassifications and New Accounting Standards. Certain items in the prior years financial statements have been reclassified to conform to the current year presentation.

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It is effective for financial periods beginning after June 15, 1999 and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company is currently unable to accurately estimate the impact this pronouncement may have upon its financial statements.

NOTE 2.  FINANCING ARRANGEMENTS AND SUBSEQUENT EVENT

On January 21, 1999, the Company obtained a new seven-year, $16,190,000 senior debt facility. The facility amortizes monthly and bears interest at a fixed rate determined at the time of funding. Initial proceeds of $13,390,000 from the facility, bearing interest at 9.234%, were used to retire all $12,798,000 of Huntways then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working
capital.   It is anticipated that the remaining $2,800,000 of the
facility will be used to partially fund improvements at the Benicia refinery in 1999.

On a pro forma basis, had the senior debt facility been
refinanced on December 31, 1998, the Companys debt as of
December 31, 1998 and 1997 would have consisted of the following:
							                               1998				                     1997
					                          As Reported		Pro Forma
12% Senior Secured Notes
 due December 31, 2005		      $  4,599,000	  $       -	      $  5,547,000

9.234% Senior Secured
 Notes due January 21, 2006	 	           -	 13,390,000		                -

12% Junior Subordinated
 Debentures due
 December 31, 2005		             2,318,000	  2,318,000	         2,070,000

9.25% Senior Subordinated
 Convertible Notes
 Due October 15, 2007		         21,750,000	 21,750,000	        21,750,000

Series 1988 Variable Rate
 Demand Industrial Development
 Bonds (IDB) due September 1,
 2005,Interest on the IDB is
 Payable Monthly at Rates
 Determined Weekly Based on
 Market Rates for Comparable
 Interest (4.20% and 3.95% at
 December 31, 1998 and 1997,
 Respectively) and Collateralized
 by a Standby Letter of Credit
 Issued by a Bank.                8,100,000    		   -	          8,600,000

Total	       			                 36,767,000 37,458,000       	 37,967,000

Less Amount Classified
 as Current 	                       657,000	 1,300,000	         1,449,000

Net Long-Term Debt		            $36,110,000$36,158,000       	$36,518,000

All of the Company's assets serve as collateral for this debt.

On October 31, 1997 the Company issued $21,750,000 in 9.25% Senior Subordinated Secured Convertible Notes (the Convertible Debt) due 2007, retired $11,707,000 in 12% senior debt, and redeemed 10,758,696 units or 42% of its total units outstanding. The transaction also reduced the effective interest rate on the Companys $8,600,000 Industrial Development Bond from 12% to approximately 6% and provided the Company with $2,500,000 in additional working capital. The Company also extended through 2005 its letter of credit arrangement with its existing bank to continue to collateralize its outstanding Industrial Development Bond.

The notes are convertible into equity at $1.50 per share (subject to adjustment). The Company can force conversion after October 15, 2000 providing that the price of Huntways stock exceeds
$2.50 for at least 10 consecutive trading days during which the cumulative sales volume is at least 200,000 shares. This transaction immediately reduced total units outstanding to 14,583,958 from 25,342,654. On an as converted basis, total shares would increase to 29,381,271.

Interest on the Convertible Debt is due on June 30 and December
31 and the principal balance is due October 15, 2007 unless earlier converted.

As a result of the transaction, the Companys debt increased from $27,924,000 to $37,967,000 although interest expense remained essentially unchanged due to the lower interest rate on the Convertible Debt and the reduction of the effective interest rate on the Industrial Development Bonds.

Minimum required principal payments, as of December 31, 1998
(assuming the Convertible Debt does not convert), under the
Companys debt agreements are as follows:
				                        	As Reported			          Pro Forma
1999	            		             $	657,000          $ 	1,300,000
2000						                        657,000		           1,545,000
2001					                       1,657,000		           1,700,000
2002					                       1,657,000		           1,866,000
2003					                       1,657,000		           2,048,000
Thereafter	    			             30,482,000	           28,999,000
					                         $36,767,000	          $37,458,000

In the event some or all of the Convertible Debt is converted into common shares, the amount of minimum required cash principal payments subsequent to 2003 would be reduced by the amount of the debt so converted.

The 12% junior subordinated debentures mature on December 31, 2005. Under the agreement, no principal payments or prepayments will be made on the junior subordinated debentures until all senior secured notes are paid in full. Interest on the junior subordinated debt at 12% is payable only in kind.

The Company has a letter of credit facility of $17,500,000 through December 31, 1999. This facility provides for crude purchases and other activities. Fees for this facility are 2% on the face amount of any letter of credit issued up to an aggregate of $14,500,000 and 3% on any letter of credit issued above that amount.





Note 3.  Extraordinary Gain and Related Costs

On December 30, 1996, the Partnership emerged from bankruptcy following consummation of its prepackaged plan of reorganization (reorganization plan). Huntway filed its reorganization plan 48 days earlier in U.S. Bankruptcy Court in Wilmington, Delaware, on November 12, 1996. The reorganization plan was confirmed by the Court on December 12, 1996.

Under the terms of the reorganization plan total debt, including accrued interest, declined $71,748,000 to $27,924,000 from $99,672,000 as measured at November 30, 1996. In exchange for this reduction in debt and accrued interest, 13,786,404 units (valued at $13,080,000 based on a 30 day average unit price) were issued to the Partnerships senior and junior lenders raising total units outstanding to 25,342,654. At December 31, 1996, total debt and accrued interest on all senior and junior debt totaled $28,172,000. Huntways trade vendors and suppliers were not impacted by the reorganization plan and were paid in full under normal trade terms during the pendancy of the bankruptcy proceedings.

The Partnership was forced to file its prepackaged plan of reorganization because it was unable to secure unanimous approval of all of its senior lenders to its restructuring agreement. In April 1996, four of five (or 80%) of its senior lenders representing 86% of its senior debt agreed to the restructuring plan. Unanimous approval of the prepackaged plan of reorganization was obtained just prior to the December 12, 1996 confirmation of the plan when Huntways one remaining senior lender, representing 14% of senior debt, agreed to join the other senior lenders in agreeing to a consensual restructuring.

In addition to Huntways senior lenders, the reorganization plan was approved by 100% of warrant holders, 100% of junior noteholders and 98.6% of voting unitholders. The approval of these impaired parties to the reorganization plan was obtained during the solicitation time period of October 11, 1996 through November 7, 1996.

Accordingly, for the year ended December 31, 1996, the Company reported an extraordinary gain of $58,668,000 determined as follows:

Pre-existing debt and accrued interest		 	      $99,672,000

Less:
New Senior Debt		 					                          23,500,000
New Junior Debt		 					                           2,070,000
Accrued Interest on New Debt		 			                2,354,000
Total Book Value of New Debt		 			              (27,924,000)

Capital Contribution of New Units Exchanged		   (13,080,000)

Extraordinary Gain on Refinancing		 		          $58,668,000


NOTE 4.  INCOME TAXES
Prior to the conversion to corporate form on June 1, 1998, the Partnership (a publicly-traded partnership for federal and state income tax purposes) was not subject to income taxes, but was treated as a publicly-traded partnership for federal and state income tax purposes and the Partnerships income or loss was allocated directly to its partners.

The Conversion was structured as a merger of affiliated entities; it did not have an impact on the book basis of Huntways assets. However, it did result in a step-up in the tax basis of those assets to an amount, which was approximately equal to their book bases. Accordingly, no deferred tax asset or liability was recorded as a result of the Conversion.

The pro forma provision for income taxes, estimated at 40 percent, differed from the amounts computed by applying the U.S. federal tax rate of 35 percent to pretax earnings primarily as a result of state income taxes, net of related federal tax benefit. The actual provision for the period from June 1, 1998 through December 31, 1998 of $2,071,000 (of which $1,131,000 was current and $940,000 was deferred) also varies from the amount computed by applying the U.S. federal tax rate to pretax earnings as a result of state income taxes net of related federal tax benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. As of December 31, 1998 the deferred tax liability of $940,000 included in Deferred Income Taxes and Other Long-Term Obligations results from the excess of tax depreciation on refinery assets at accelerated rates over shorter lives than is used for book purposes.

NOTE 5.  LEASE COMMITMENTS

The Company has entered into certain ground leases for its refinery facilities. Such leases range from five to 41 years in duration. All such leases are classified as operating leases.

The Company also leases a deep-water terminal facility in Benicia, California. Under terms of the lease agreement, the Company pays minimum annual lease payments of approximately $385,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one year's notice and is accounted for as an operating lease.

Future minimum annual rental payments required under operating leases which have non-cancelable lease terms of one year or more, as of December 31, 1998 are:

			1999			                 $     756,000
			2000				                      374,000
			2001				                      321,000
			2002				                      230,000
			2003 and Beyond	              290,000
			Total	 		                 $ 1,971,000

Rental expense for all operating leases (some of which have terms of less than a year) was $1,011,000, $1,042,000 and $1,046,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 6.  BASIC AND DILUTED SHARES/UNITS OUTSTANDING, EARNINGS PER
SHARE/UNIT AND ALLOCATION OF INCOME AND LOSS

The following table summarizes the changes in the equity interests over each of the past three years:

			                Interest of	  Limited	 Total	    Outstanding   Outstanding
			                    General	  Partner	 Equivalent	Common	      Preferred
			                  Partners	    Units	    Units	   Stock	       Stock
Balance at
 January 1, 1996	     116,730   11,556,250  11,672,980 	    - 	          -
Issuance of Units
 in Restructuring
 Effective December
 18, 1996	 	          139,257   13,786,404  13,925,661 	    - 	          -
Balance at December
 31, 1996	 	          255,987   25,342,654  25,598,641 	    - 	          -
Redemption of
 Limited Partner
 Units On October
 31, 1997	 	         (108,674) (10,758,696)(10,867,370)	    - 	 	    -
Balance at December
 31, 1997	 	          147,313   14,583,958 	 4,731,271 	    - 	 	    -
Issuance of Common
 Shares in Exchange
 for Partnership
 Interests	 	        (147,313) (14,583,958)(14,731,271)	14,731,271 	 	    -
Sale and Issuance
 of Common Shares	 	        - 	 	        - 	 	       - 	 1,000,000 		    -
Treasury Stock
 Acquired in Merger	        - 	 	        - 	 	       - 	  (850,000)	 	    -

Balance at December
 31, 1998	 		               - 	 	        - 	 	       - 	 14,881,271 	    -

The 1996 debt restructuring increased limited common units outstanding by 13,786,404 to 25,342,654 from 11,556,250 effective
November 30, 1996. Additionally, as part of the restructuring warrants exercisable to purchase 3,340,757 units and options held by management to acquire 1,022,000 units were cancelled. The debt restructuring provided that new options to purchase 3,415,850 units at $.50 a unit were issued (2,815,450 issued to Huntway employees and management) while an option to purchase 546,059 units remained outstanding.

On October 31, 1997, pursuant to the issuance of the Convertible
Debt, the Company redeemed 10,758,696 units, reducing the total number of units outstanding to 14,583,958 from 25,342,654.

On June 1, 1998, Huntway merged the partnership, Huntway Partners L.P., into a newly formed corporation, Huntway Refining Company, effectively converting the business to corporate status.
Earnings for the year ended December 31, 1998 are shown on a per share basis while earnings for the years ended December 31, 1997 and 1996 are shown on a per unit basis.

Earnings per share is calculated based upon the weighted average number of common equivalent shares outstanding. Earnings per unit was calculated based upon the weighted average number of limited partner equivalent units outstanding. Limited partner equivalent units was calculated by adding to actual limited common units outstanding a general partner interest representing an overall 1% interest.

Generally, through May 31, 1998, Partnership income and loss was allocated 1% to the general partners and 99% to the limited partners.

The following table reconciles the calculation of basic and fully diluted earnings per share or unit (000s omitted):

			            Year End 12-31-98 		Year End 12-31-97  Year End 12-31-96
	 	                Income Shares 		Income Units  	     Income UNIT
                   PER-SHARE        PER-UNIT           PER-UNIT
              (Num)(Den)Amount    (Num)(Den)Amount   (Num)(Den)Amount
Net Income
(Loss) before
 Extraordinary
 Items	     $3,144 			           $1,132 	            $(94)


Unit Equivalent
 of General
 Partner Interest	   - 			              238 			             129
Limited Partner
 Units		 	           - 			            23,549               12,742
Common Shares		    14,806 				            - 				               -

Basic Earnings
 Per Share
 or Unit    3,144 	14,806  $0.21  1,132 23,787  $0.05 	(94)12,871 $(0.01)

Effect of Dilutive
 Securities:

Share or
 Unit Options		     1,888 			          2,695
Convertible
 Debt	     1,542 	 14,500 		   - 	 	  - 		  - 	      -
Diluted Earnings
 Per Share
 or Unit  $4,686 	 31,194  $0.15  $1,132 26,482 $0.04 	$(94)12,871 $(0.01)

For 1996, options to purchase 1,022,000 units at prices, which ranged from $0.85 to $1.00 were not included in the computation of diluted earnings per unit because their effect was antidilutive. These options were cancelled in 1997. For 1998, options to purchase 1,273,000 shares at prices, which ranged from $1.50 to $1.625 were not included in the computation of diluted earnings per share because their effect was antidilutive.

During 1997, the Company issued convertible notes, which may be converted into equity at $1.50 per unit. These notes were not included in the computation of calculated earnings per unit in 1997 because the effect of their assumed exercise was antidilutive. These notes mature on October 15, 2007.

NOTE 7.  PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND
PENSION PLAN
The Company has a profit sharing and tax deferred savings (401K) plan and a defined contribution pension plan. The Company's contributions to the plans generally vest to participants on the basis of length of employment. Beginning in 1994, the Company matches up to 2% of participants base compensation to the tax deferred savings (401K) plan. Profit sharing contributions by the Company may be made from profits, not to exceed the Company's current net income. For 1998, 4% was accrued for profit sharing contributions. No such contributions were charged to income in 1997 or 1996. The Company also makes a minimum pension contribution equal to 4% of participants' base compensation, which is made each year regardless of current profits or losses.

The amounts of the Companys contributions to the plans charged to income for the years ended December 31, 1998, 1997 and 1996 were $444,000, $286,000, and $275,000, respectively.

NOTE 8. CONTINGENCIES
As the Companys business is the refining of crude oil into liquid asphalt and other light-end products, it is subject to certain environmental laws and regulations. Adherence to environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Companys business. The Company is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Companys financial position, results of operations or cash flows.

The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.


NOTE 9.  STOCK OPTIONS

In 1998, the Company created the 1998 stock option plan (the Share Plan) to compensate certain directors, officers and employees of the Corporation. The Share Plan, which provides for the issuance of up to 2,000,000 common shares, was approved, along with the conversion to corporate form, by the then unitholders in a special meeting on May 29, 1998. The Share Plan became effective upon the Conversion on June 1, 1998 and does not have a fixed termination date.

In 1996, the Partnership created an option plan for its employees and management entitled the 1996 Huntway Employee Incentive Option Plan (the Unit Plan). The Unit Plan was approved by the unitholders, senior lenders and junior lenders, among others, as well as by the U.S. Bankruptcy Court pursuant to the confirmation of the Companys prepackaged reorganization plan. Effective with the Conversion, Huntway Refining Company assumed the obligation to issue securities under the Unit Plan and will issue one share for each unit option exercised. As of the Conversion on June 1, 1998 there were 3,957,750 unit options outstanding under the Unit Plan and no additional options may be granted subsequent to that date.

The Compensation Committee of Huntways Board of Directors administers both plans. No member of the Compensation Committee may be an employee of Huntway Refining Company.

On June 16, 1998 options for 200,000 shares were issued under the Share Plan at a price of $1.625, which was the closing price of the underlying shares on that date. The options vest 25% on each of the first four anniversary dates of the grants and expire on June 16, 2008.

On January 27, 1998, 1,098,500 unit options were granted at $1.50. These options vest on October 15, 2000 and expire on October 15, 2010. On the grant date, the market price of the units was $2.125. On April 1, 1998 an additional 70,000 unit options were granted at $1.50 that vest on October 15, 2000 and expire on October 15, 2010. On the grant date the market price of the units was $1.8125. As a result of these transactions, $708,000 in deferred compensation expense will be charged to income through 2000. During 1998, 3,000 options were canceled.

During 1997, no options were granted and options for 21,850 units were canceled.

The Unit Plan issued options for 2,815,850 units commensurate with the confirmation of the Partnerships prepackaged plan of reorganization on December 18, 1996 at an exercise price of $.50 per unit and expiring on December 18, 2006. All full-time employees of the Company at December 18, 1996 received options. Also, as part of this plan of reorganization, 1,022,000 previously issued options at exercise prices of $.625 and $1.00 per unit were cancelled, however, vesting rights under these prior options were retained as part of the new grant. In addition, restructuring warrants exercisable to purchase an aggregate of 3,340,757 units held by the senior lenders were cancelled while an option to purchase 546,059 units at $.50 per unit held by a unit holder and consultant remained outstanding.

Of the 2,815,850 units granted on December 18, 1996, 439,600 units were fully vested at the date of grant. The remaining 2,376,250 units vested on August 22, 1998. In March 1999, the Company issued 102,000 shares upon exercise of 102,000 of these options. In addition, an option for 600,000 units was issued on December 18, 1996 to a unit holder and consultant at $.50 a unit.

Options granted on December 18, 1996 at $.50 a unit pursuant to the reorganization plan were originally contemplated as part of the January 8, 1996 debt restructuring term sheet that had been approved by holders of 86% of senior debt and by all the Companys junior noteholders. The market price of the Partnerships units at January 8, 1996 was $.375. However, on December 18, 1996, the unit price was $.6875. Accordingly, in accordance with Accounting Principles Board Opinion No. 25, $447,000 in deferred compensation expense was charged to income through 1998 represented by the difference between the value of the shares at the date of grant and the option price times the number of units vested under the plan.

Compensation expense related to these grants was recorded in 1998, 1997 and 1996 of $421,000, $268,000 and $81,000,
respectively.

The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma net income and net income per share or unit would have been $572,000 and $.02, respectively, for 1997 and $56,262,000 and $4.37, respectively, for 1996. For 1998 the difference was not significant.

The weighted average fair value of stock options granted during 1998 was $362,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: Risk free interest rate of 5%; expected life of five years; and expected volatility of 70%.

The weighted average fair value of unit options granted during 1996 was $1,380,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions:
Risk free interest rate of 7%; expected life of five years; and expected volatility of 73%.

NOTE 10.  SEGMENT INFORMATION AND SIGNIFICANT CUSTOMERS

The Company operates in the single reportable business segment of petroleum refining.

Export sales were less than 10% of total sales in all periods.

Two unrelated customers, Ultramar Diamond Shamrock and Mobil Oil, accounted for approximately 17% and 11% of revenues in 1998, respectively. One unrelated customer, Ultramar Diamond Shamrock, accounted for approximately 25% of revenues in 1997. Another, Chevron, Inc., accounted for approximately 15% of revenues in 1996.





Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors not later than April 30, 1999.

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the headings Election of Directors, Executive Officers and Section 16(a) Beneficial
Ownership Reporting Compliance in the Registrants Proxy
Statement for the annual meeting of stockholders to be held on May 12, 1999 is incorporated herein by reference.

Item 11.  Executive Compensation

The information set forth under the headings Compensation Committee Interlocks and Insider Participation, Compensation, Compensation Committee Report on Executive Compensation and Performance Graph in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 12, 1999 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information set forth under the heading Security Ownership of Certain Beneficial Owners and Management in the Registrants
Proxy Statement for the annual meeting of stockholders to be held on may 12, 1999 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the heading Certain Transactions in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 12, 1999 is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statements, Financial Statement
Schedules, and Reports on Form 8-K

The financial statements, schedules and exhibits listed below are filed as a part of this annual report.

(a)(1) Financial Statements

1) Balance Sheet as of the end of the two most recent fiscal years

2) Consolidated statements of operations, statements of cash flows, and statement of capital for each of the three fiscal years preceding the date of the most recent audited balance sheet

(a)(2) Financial Statements Schedules

	None

The financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit

3.1 	Certificate of Incorporation of Huntway Refining
	    Company

3.2 	Bylaws of Huntway Refining Company

4.1	Indenture dated as of October 31, 1997 between Huntway
	   Partners, L.P. and State Street Bank and Trust Company, as trustee, pursuant to which the 9.25% Senior Subordinated Secured Convertible Notes due 2007 were issued
	   (incorporated by reference herein to Exhibit 4.1 of the Report of Huntway Partners, L.P. on Form 8-K, filed
	   November 17, 1997, Commission file No. 1-10091)

4.2 	Form of 9.25% Senior Subordinated Secured Convertible
	    Note due 2007(included in Exhibit 4.1)(incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)







Exhibit
Number		Description of Exhibit


4.3 	First Supplemental Indenture dated as of January 14,
	    1998 between Huntway Partners, L.P. and State Street Bank and Trust Company, as trustee, relating to the 9.25% Senior Subordinated Secured Convertible Notes due 2007 (incorporated by reference herein to Exhibit 10.4 of the Report of Huntway Partners, L.P. on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

4.4 	Second Supplemental Indenture dated as of March 30,
	    1998 between Huntway Partners, L.P. and State Street Bank and Trust Company, as trustee, relating to the 9.25% Senior Subordinated Secured Convertible Notes due 2007

4.6 	Exchange and Purchase Agreement entered into as of October
	    31, 1997, by and among Huntway Partners, L.P., Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer International Horizon Fund II, Ltd., Oppenheimer & Co.
	    and The & Trust, First Plaza Group Trust and The IBM Retirement Plan Trust (incorporated by reference herein to Exhibit 10.2 of the Report of Huntway Partners, L.P.
	    on Form 8-K, filed November 17, 1997, Commission file
	    No. 1-10091)

4.7 	Indenture dated as of December 12, 1996 between Huntway
	    Partners, L.P. and IBJ Schroder Bank & Trust Company (n/k/a IBJ Whitehall Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 2005, including the forms of security (incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Partners, L.P. on Form 8-K, filed December 27, 1996, Commission File No. 1-0091)

4.8 	First Supplemental Indenture dated as of October 31,
	    1997 between Huntway Partners, L.P. and IBJ Schroder
	    Bank & Trust (n/k/a IBJ Whitehall Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 2005 (incorporated by reference herein to Exhibit
	    10.3 of the Report of Huntway Partners, L.P. on Form 8-K, filed March 31, 1998, Commission file No. 1-10091)

Exhibit
Number		               Description of Exhibit

4.10	Sequencing and Amendatory Agreement dated as of October
	    31, 1997 among Huntway Partners, L.P., Sunbelt Refining Company, L.P., Lighthouse Investors, L.L.C., B III
	    Capital Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Bankers Trust
	    Company, Massachusetts Mutual Life Insurance Company, Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., as agent for itself and as agent for Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer International Horizon Fund II Ltd. and The & Trust, The IBM Retirement Plan Trust, Lindner Growth Fund, Madison Dearborn Partners III, First Chicago Equity Corporation, United States Trust Company of New York, as Collateral Agent under the Intercreditor Agreement, State Street
	    Bank and Trust Company, as trustee under the indenture pursuant to which the 9.25 % Senior Subordinated Secured Convertible Notes due 2007 were issued, and Fleet
	    National Bank, as trustee under the indenture pursuant to which the 12% Senior Notes (Other) were issued (incorporated by reference herein to Exhibit 10.1 of the Report of Huntway Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

4.11	Refinancing and Amendatory Agreement dated as of
	    January 20, 1999 among Huntway Refining Company,
	    Sunbelt Refining Company, L.P., Lighthouse Investors, L.L.C., BIII Capital Partners, L.P., Contrarian
	    Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank, N.A., as trustee for First Plaza Group Trust, Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature thereon, and The
	    IBM Retirement Plan Trust, Bankers Trust Company, Oppenheimer & Co., Inc., Lindner Growth Fund, Madison Dearborn Partners III and First Chicago Equity Corporation, United States Trust Company of New York, as Collateral Agent under the Intercreditor Agreement, State Street
	    Bank and Trust Company, as trustee under the Senior Subordinated Indenture, State Street Bank and Trust Company, as successor in interest to Fleet National
	    Bank, as trustee under the Senior Indenture, and Boeing
     Capital Corporation.

4.12	Loan Agreement entered into as of January 20, 1999,
	    between Boeing Capital Corporation and Huntway
	    Refining Company(excluding Exhibit A, Approved
	    Project Budget)

4.13	Amendment Number One to Loan Agreement dated as of
     January 31, 1999 between Boeing Capital Corporation and Huntway Refining Company




Exhibit
Number		Description of Exhibit

10.1 	Second Amended and Restated Agreement of Limited
      Partnership of Sunbelt Refining Company, L.P.
      (incorporated by reference herein to Exhibit 10.8 of the Annual Report of Huntway Partners, L.P. on
      Form 10-K, filed March 30, 1990, Commission file
      No. 1-10091)

10.2 	Amended and Restated Ground Lease dated as of July 31,
      1987 by and between Industrial Asphalt and Huntway Partners, L.P. (incorporated by reference herein to Exhibit 10.7 of the Registration Statement of
      Huntway Partners, L.P. on Form S-1, filed September 26, 1988, Registration No. 33-24445).

10.3 	Amended and Restated Letter of Credit and Reimbursement
      Agreement dated as of January 20, 1999 by and among
      Huntway Refining Company, Sunbelt Refining Company, L.P.
      and Bankers Trust Company (included as Exhibit C to Exhibit
      4.11)

10.4 	First Amendment to Amended and Restated Letter of
      Credit and Reimbursement Agreement dated as of February 1, 1999 by and among Huntway Refining
      Company, Sunbelt Refining Company, L.P., and Bankers
      Trust Company

10.5 	Huntway Partners, L.P. 1996 Employee Incentive Option
      Plan dated as of December 12, 1996 (incorporated by reference herein to Appendix C of the Consent Solicitation and Disclosure Statement of Huntway Partners, L.P. on
      Schedule 14A, filed October 15, 1996, Commission file No. 1-10091)

10.6 	Huntway Refining Company 1998 Stock Incentive Plan

10.7 	Amended and Restated Registration Rights Agreement
     	entered into as of October 31, 1997, by and among Huntway Partners, L.P., Lighthouse Investors, L.L.C.,
	     B III Capital Partners, L.P., Contrarian Capital Fund
	     I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., for itself and as agent for Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer International Horizon Fund II, Ltd. and The & Trust,
	     The IBM Retirement Plan Trust, First Chicago Equity Corporation and Madison Dearborn Partners, III (incorporated by reference herein to Exhibit 10.3 of the Report of Huntway Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

10.8 	Settlement and Release dated November 30, 1998, by and
	     between Andre Danesh and  Huntway Refining Company


21	   Schedule of Subsidiaries (incorporated by reference
	     herein to Exhibit 22 of the Registration Statement of Huntway Partners, L.P. on Form S-1, as amended by Amendment No. 2, filed November 2, 1988,
	     Registration No. 33-24445).


(b) 	Reports on Form 8-K

     None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

					HUNTWAY REFINING COMPANY

 					By:	/s/ Juan Y. Forster
						Juan Y. Forster
						President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.

          Signature                              	Title

/s/ Juan Y. Forster
    Juan Y. Forster			Member of the Board of Directors and
					                 Chief Executive Officer

/s/ Warren J. Nelson
    Warren J. Nelson	 Member of the Board of Directors and
					                 Executive Vice President and
					                 Chief Financial and Accounting Officer


    Justin S. Huscher 		Member of the Board of Directors

/s/ Samuel M. Mencoff
    Samuel M. Mencoff 		Member of the Board of Directors

/s/ Harris Kaplan
    Harris Kaplan 			   Member of the Board of Directors


    John C. McFarland 		Member of the Board of Directors

/s/ Richard Spencer
    Richard Spencer 			 Member of the Board of Directors




REFINANCING AND AMENDATORY AGREEMENT


Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway Refining Company, a Delaware corporation (the Company), Sunbelt Refining Company, L.P. (Sunbelt), Lighthouse Investors, L.L.C., a Delaware limited liability company (Lighthouse), B III Capital Partners, L.P., a Delaware limited partnership (B III), Contrarian Capital Fund I, L.P., a Delaware limited partnership (Contrarian I), Contrarian Capital Fund II, L.P., a Delaware limited partnership (Contrarian II), Mellon Bank, N.A., as trustee for First Plaza Group Trust (Mellon), Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature hereon (Contrarian), and The IBM Retirement Plan Trust (IBM; Lighthouse, B III, Contrarian I, Contrarian II, Mellon, Contrarian and IBM being sometimes referred to as the Senior Subordinated Lenders), Bankers Trust Company (BT), Oppenheimer & Co., Inc. (Oppenheimer), Lindner Growth Fund(Lindner), Madison Dearborn Partners III and First Chicago Equity Corporation (the Junior Lenders), United States Trust Company of New York, as Collateral Agent under the Intercreditor Agreement referred to below (the Collateral Agent), State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture referred to below (the Senior Subordinated Trustee), State Street
Bank and Trust Company, as successor in interest to Fleet National Bank, as trustee under the Senior Indenture referred to below(the Senior Trustee), and Boeing Capital
Corporation (Boeing Capital).

RECITALS

The Company is about to enter into a Loan Agreement of even date herewith with Boeing Capital (the Boeing Capital Loan Agreement).

The proceeds of the Boeing Capital Loan Agreement are to be used for, among other purposes, the retirement of all indebtedness outstanding under the Amended and Restated Collateralized Note Indenture dated as of December 12, 1996, as supplemented (the Senior Indenture), between the Company and the Senior Trustee, including both the indebtedness evidenced by the Senior Notes
(Other) as defined in the Senior Indenture (the Senior Notes (Other)) and the indebtedness evidenced by the Senior Notes
(Sunbelt IDB) as defined in the Senior Indenture (the Senior Notes
(Sunbelt IDB)).

In connection with the entering into of the Boeing Capital Loan
Agreement and the retirement of such indebtedness, the parties hereto desire to amend and/or consent to deviations from the terms of certain other documents and agreements and to take certain other actions (including without limitation entering into certain other agreements).

NOW THEREFORE, in consideration of the premises, the parties hereto agree as follows:

Refinancing-Related Actions. The parties hereto covenant and agree that the following actions, amendments and or consents are occurring substantially simultaneously immediately following the execution and delivery of this Agreement, regardless of the timing of the execution and delivery of the documents and instruments related thereto:

The execution and delivery of the Boeing Capital Loan Agreement, the related Master Agreement Business Deposit Accounts (the Benicia Escrow Agreement) dated January 19, 1999 by and between the Company and Bank of America (BofA) and the related notice (the Lien Notice) from the Collateral Agent to B of A of the Collateral Agents lien on the account at B of As branch in California to which the Benicia Escrow Agreement relates
(the Benicia Escrow Account).

The amendments set forth on Exhibit A hereto to the Amended and Restated Intercreditor and Collateral Trust Agreement dated as of December 12, 1996, as amended (the Intercreditor Agreement), among BT, as issuer of letters of credit under the Existing LOC Agreement referred to below, BT, Oppenheimer, Lindner, Mellon, the Senior Subordinated Lenders, the Senior Trustee, the
Senior Subordinated Trustee and the Collateral Agent, as acknowledged by the Company and Sunbelt, and the related agreements set forth on Exhibit A hereto, to which amendments and agreements each of BT, as such issuer of letters of credit, BT, Oppenheimer, Lindner, Mellon, the Senior Subordinated Lenders, the Senior Trustee, the Senior Subordinated Trustee and the Collateral Agent, as all of the parties to the Intercreditor Agreement immediately prior to such amendments and agreements, the Company and Sunbelt, as acknowledgers of the Intercreditor Agreement, and Boeing Capital, as a new party to the Intercreditor Agreement by virtue of such amendments and related agreements, hereby agree.

The amendments set forth on Exhibit B hereto to the Amended and Restated Collateral Accounts Security Agreement dated as of December 12, 1996, as amended (the Collateral Accounts Agreement), among the Company, Sunbelt, the Collateral Agent and BT, as agent for the Collateral Agent, to which amendments each of the Company, Sunbelt, the Collateral Agent and BT, as all of the parties to the Collateral Accounts Agreement, hereby agree.

The execution and delivery of the Amended and Restated Letter of Credit and Reimbursement Agreement set forth on Exhibit C hereto (the Restated LOC Agreement) by and among the Company, Sunbelt and BT, which amends and restates the Letter of Credit and Reimbursement Agreement dated as of December 12, 1996, as amended (the Existing LOC Agreement), between the Company, Sunbelt and BT, to which execution and delivery the Company, Sunbelt and BT, as all the parties to the Existing LOC Agreement, hereby agree.

The consents and amendments set forth on Exhibit D hereto to the Indenture dated as of October 15, 1997, as supplemented (the Senior Subordinated Indenture), between the Company and the Senior Subordinated Trustee, to which consents and amendments the Company and the Senior Subordinated Lenders, as all of the Securityholders under the Senior Subordinated Debenture Indenture, hereby agree.

[Intentionally Left Blank]

The amendments set forth on Exhibit E hereto to the Exchange and Purchase Agreement dated as of October 31, 1997 among the Company and the Senior Subordinated Lenders, as amended (the Exchange and Purchase Agreement), to which amendments the Senior Subordinated Lenders, as Three-Fourths in Interest of the Purchasers under the Exchange and Purchase Agreement and each of such Purchasers who owns at least $3.5 million principal amount of the Notes issued to it thereunder, hereby agree.

The consents and amendments set forth on Exhibit F hereto to the Amended and Restated Junior Subordinated Debenture Indenture dated as of December 12, 1996, as supplemented (the Junior Indenture), between the Company and IBJ Schroder Bank & Trust Company (n/k/a
IBJ Whitehall Bank & Trust Company), as trustee (the Junior Trustee), to which consents and amendments the Company and the Junior Lenders, as all of the Holders under the Junior Indenture,hereby agree.

The borrowing by the Company from Boeing Capital, pursuant to the Boeing Capital Loan Agreement, of $13,389,750 (the Initial Boeing
Capital Borrowing), the receipt of which is hereby acknowledged by the Company.

The payment by the Company of $3,085,755.75 from the proceeds of the Initial Boeing Capital Borrowing to Lindner, the receipt of which is hereby acknowledged by Lindner, in exchange for all of the Senior Notes (Other) held by Lindner, including the Senior Note (Other) issued to Lindner as a Secondary Security as defined in the Senior Indenture, in the aggregate principal amount of $3,065,320.28, duly endorsed for assignment to the Company, the receipt of which is hereby acknowledged by the Company
(the excess of the amount being paid by the Company over the principal amount of such Senior Notes (Other) representing interest accrued thereon since December 31, 1998).

The payment by the Company of $808,525.92 from the proceeds of the Initial Boeing Capital Borrowing to Mellon, the receipt of which is hereby acknowledged by Mellon, in exchange for all of the Senior Notes (Other) held by Mellon, including the Senior Note (Other) issued to Mellon as a Secondary Security as defined in the Senior Indenture, in the aggregate principal amount of $766,384.97, duly endorsed for assignment to the Company, the receipt of which is hereby acknowledged by the Company (the excess of the amount being paid by the Company over the principal amount of such Senior Notes (Other) representing interest accrued thereon since December 31, 1998 and prepayment premium).

The payment by the Company of $805,525.92 from the proceeds of the Initial Boeing Capital Borrowing to Oppenheimer, the receipt of which is hereby acknowledged by Oppenheimer, in exchange for all of the Senior Notes (Other) held by Oppenheimer, including the Senior Notes (Other) issued to Oppenheimer as a Secondary Security as defined in the Senior Indenture, in the aggregate principal amount of $766,384.97, duly endorsed for assignment to the Company, the receipt of which is hereby acknowledged by the Company (the excess of the amount being paid by the Company over the principal amount of such Senior Notes (Other) representing interest accrued thereon since December 31, 1998 and prepayment premium).

The surrender by BT to the Company of the Senior Note (Sunbelt
IDB) held by BT, duly endorsed for assignment to the Company, the receipt of which is hereby acknowledged by the Company.

The deposit by the Company of $3,500,000, less amounts credited against such $3,500,000 pursuant to the Boeing Capital Loan Agreement for expenses already paid by the Company, into the Benicia Escrow
Account.

The delivery by Sunbelt from the proceeds of the Initial Boeing
Capital Borrowing (through direct payment by Boeing Capital) to BT, as Credit Bank under the Indenture of Trust (the Sunbelt IDB Indenture) between Dai-Ichi Kangyo Bank of California, as Trustee, and The
Industrial Development Authority of the County of Pinal dated as of August 1, 1988, of an amount (the IDB Prepayment) equal to 103% of the sum of (x) the principal amount of the bonds issued under the Sunbelt IDB Indenture that are outstanding on the date hereof (the Sunbelt IDBs) plus (y) $950.00 per day for each day subsequent to January 4, 1999 through and including the date hereof, the receipt of which sum is hereby acknowledged by BT. Upon any drawing under the Letter of Credit referred to in the Sunbelt IDB Indenture
(the Sunbelt IDB Letter of Credit), BT shall apply the IDB Prepayment, plus an amount (the Interest Equivalent) equivalent to interest on the IDB Prepayment from the date hereof (or, if the IDB Prepayment is received by BT after 2:00 p.m., Eastern Standard Time, on the date hereof, from the first business day after the date hereof) to the date of such draw at the rate of 2.51% per annum against amounts owed to BT by the Company and Sunbelt in respect of such drawing. Following the cancellation of the IDB Letter of Credit, in the event the aggregate amount of all draws on the IDB Letter of Credit honored on or after the date hereof exceeds or is less than the sum of the IDB Prepayment and the Interest Equivalent, the Company shall pay to BT any excess, or BT shall pay to the Company any shortfall, upon demand.

The payment by the Company and Sunbelt to BT of all accrued and unpaid commissions and commitment fees payable in respect of Letters of Credit and the IDB Letter of Credit under Section 2.03 of the Existing LOC Agreement, the receipt of which is hereby acknowledged by BT.


The reimbursement by the Company and Sunbelt to BT of all costs and expenses incurred by BT and its counsel accrued through the date hereof in connection with the negotiation and execution of this Agreement and the Exhibits hereto and the transactions contemplated thereby, the receipt of which is hereby acknowledged by BT.

Further Assurances. The parties hereto shall (at the Companys expense), from time to time, execute and deliver to the Company or to such party or parties as the Company may designate, any and all further instruments as may be necessary or advisable to give full force and effect to the provisions of this Agreement and the intent and purposes hereof. Without limiting the generality of the foregoing, each of the parties hereto acknowledges and agrees that (a) the signatures of Lindner, Oppenheimer, Mellon and BT to this Agreement shall constitute a consent, by Act of such parties pursuant to Section 104 of the Senior Indenture, to terminate the Senior
Indenture; (b) the signatures of the Senior Subordinated Lenders to this Agreement shall constitute a written consent of such parties pursuant to Section
9.02 of the Senior Subordinated Indenture to amend, modify and/or supplement the
Senior Subordinated Indenture as specified in Exhibit D hereto; (c) the signatures of the Junior Lenders to this Agreement shall constitute a consent, by Act of such parties pursuant to Section 104 of the Junior Indenture, to amend, modify and/or supplement the Junior Indenture as specified in Exhibit F hereto; and (d) each of the parties referred to in clauses (a), (b) and (c) above will (at the Companys expense) execute and deliver instruments or documents evidencing such consents reasonably required in connection with the Company and the Senior Trustee , the Senior Subordinated Trustee and the Junior Trustee entering into supplemental indentures effecting such termination, amendments, modifications and/or supplements.

Representations and Warranties; Directing Parties Request, Order or Instruction; Agreement of Boeing Capital.

Each of the parties hereto hereby represents and warrants to the other parties hereto that the execution, delivery and performance by it of this Agreement are within its corporate, partnership or limited liability company power, as applicable, and have been duly authorized by all necessary corporate, partnership or limited liability company action, as applicable, on the part of such party, and that this Agreement is the legal, valid and binding obligation of such party, enforceable against it in accordance with its terms.

BT (i) hereby requests the Collateral Agent to execute and deliver this Agreement and the Lien Notice; and (ii) certifies to the Collateral Agent that it represents not less than 51% of the LOC
Obligations (as
defined in the Intercreditor Agreement) and constitutes Directing Parties (as defined in the Intercreditor Agreement) immediately prior to the amendments and agreements referred to in paragraph 1(b) above for purposes of such request and is entitled to give such direction under the Intercreditor
Agreement.


Boeing Capital (i) hereby requests the Collateral Agent to execute and deliver the Lien Notice; and (ii) certifies to the Collateral Agent that it represents not less than 51% of the outstanding principal amount of the Boeing Capital Notes (as defined in the Intercreditor Agreement) and constitutes
Directing Parties (as defined in the Intercreditor Agreement) immediately after the amendments and agreement referred to in paragraph 1(b) above for purposes of such request and is entitled to give such direction under the Intercreditor Agreement.

 Sunbelt hereby represents and warrants to the other parties hereto that it has sent to all necessary parties timely written notice of Sunbelts direction that the Sunbelt IDBs be redeemed on February 1, 1999 at a redemption price equal to the aggregate principal amount of the Sunbelt IDBs plus accrued interest thereon to the redemption date, without premium, as permitted by Section 2.6(a) of the Sunbelt IDB Indenture. The Company and Sunbelt hereby represent and warrant to the other parties hereto that the aggregate principal amount of the Sunbelt IDBs that is outstanding on the date hereof is $8,100,000 and that interest on the Sunbelt IDBs has been paid through January 4, 1999.

Boeing Capital hereby represents and warrants to the other parties hereto that pursuant to the Benicia Escrow Agreement Boeing Capital is the only person (other than B of A, to the extent of unpaid account-related fees)with authority to direct disbursements from the Benicia Escrow
Account. Boeing Capital hereby agrees, for the benefit of each of the other parties hereto, (i) that Boeing Capital will not consent to any amendment to the
Benicia Escrow Agreement without the consent of the Collateral Agent (as directed by the relevant Directing Parties under the Intercreditor Agreement) and BT, and (ii) that Boeing Capital will cause the funds in the Benicia Escrow Account to be disbursed pursuant to its authority under the Benicia Escrow Agreement in accordance with, and only in accordance with, the Boeing Capital Loan Agreement.

Lien on Benicia Escrow Account. The Company hereby assigns and pledges to the Collateral Agent for its benefit and the ratable benefit of the Secured Parties (as defined in the Intercreditor Agreement, as amended, supplemented, restated or otherwise modified from time to time), and hereby grants to the Collateral Agent for its benefit and the ratable benefit of such Secured Parties a security interest in, the Benicia Escrow Account and the proceeds thereof. The Company hereby agrees that upon the occurrence of an Event of Default (as defined in the Intercreditor Agreement, as amended, supplemented, restated or otherwise modified from time to time) the Collateral Agent may exercise with respect to the Benicia Escrow Account and the proceeds thereof all the rights and remedies of a secured party on default under the Uniform Commercial Code in effect in the State of California at that time. Any successor to the Collateral Agent shall succeed to the rights, powers and privileges of the Collateral Agent under this paragraph. This paragraph shall be governed by, and construed and enforced in accordance with, the laws of the State of California.


Effect on Documents. Except as specifically amended or modified herein and in the Exhibits hereto, the Senior Indenture, Senior Subordinated Indenture, Exchange and Purchase Agreement, Junior Indenture, Intercreditor Agreement, Existing LOC Agreement, Collateral Accounts Agreement and other Collateral Documents (as defined in the Intercreditor Agreement) shall remain in full force and effect. Without limiting the foregoing, each of the Company and Sunbelt acknowledges and confirms that all obligations of the Company and Sunbelt under or in respect of the Restated LOC Agreement, the Boeing Capital Loan Agreement and the Senior Subordinated Indenture constitute Obligations or Secured Obligations as defined in the Collateral Documents and constitute Indebtedness as defined in one or more of the Guaranties (as Guaranties is defined in the Intercreditor Agreement); and the Company and Sunbelt hereby ratify and affirm the Collateral Documents to which they are a party.

Miscellaneous.

Entire Agreement. This Agreement, including the Exhibits hereto, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

Governing Law. Except as provided in paragraph 4 above, this Agreement shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions) of the State of New York.

Headings. Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

Successors and Assigns. This Agreement shall be binding upon each of the parties hereto and its successors and assigns.


IN WITNESS WHEREOF, this Agreement has been duly executed as of the 20th day of January, 1999.

HUNTWAY REFINING COMPANY

By:
Name:
Title:

SUNBELT REFINING COMPANY, L.P.

By:	HUNTWAY REFINING COMPANY,
its sole General Partner

By:
Name:
Title:

BANKERS TRUST COMPANY

By:
Name:
Title:

BOEING CAPITAL CORPORATION

By:
Name:
Title:

MADISON DEARBORN PARTNERS III

By:
Name:
Title:



FIRST CHICAGO EQUITY CORPORATION

By:
Name:
Title:




LIGHTHOUSE INVESTORS, L.L.C.

By:  	Lighthouse Capital, LLC, its Manager

By:
Name:
Title:

GOLDMAN SACHS & COMPANY
FFC BIII Capital Partners, L.P.

By:
Name:
Title:

B III CAPITAL PARTNERS, L.P.

By:	DDJ Capital III, LLC, its General Partner
By:	DDJ Capital Management, LLC, Manager

By:
Name:
Title:

CONTRARIAN CAPITAL FUND I, L.P.
By:	Contrarian Capital Management, LLC, its general partner

By:
Name:
Title:

CONTRARIAN CAPITAL FUND II, L.P.
By:	Contrarian Capital Management, LLC, its general partner

By:
Name:
Title:





CONTRARIAN CAPITAL ADVISORS, L.L.C.,as agent for the entities listed below.

By:
Name:
Title:
Oppenheimer Horizon Partners, L.P.
Oppenheimer Institutional Horizon Partners, L.P.
Oppenheimer International Horizon Fund II Ltd.
Oppenheimer & Co., Inc.The & Trust




KANE & CO.
As nominee for The Chase Manhattan Bank

By:
Name:
Title:

THE CHASE MANHATTAN BANK
As Directed Trustee For The IBM Retirement
Plan Trust

By:
Name:
Title:

LINDNER GROWTH FUND

By:	Ryback Management Corporation

By:
Name:
Title:

MELLON BANK, N.A., solely in its capacity as Trustee for First
Plaza Group
Trust (as directed by Contrarian Capital Advisors, L.L.C.) and not in its individual capacity.

By:
Name:
Title:

UNITED STATES TRUST COMPANY OF NEW YORK, as Collateral Agent
(acting at the direction of parties that constitute Directing
Parties, as defined in the Intercreditor Agreement, immediately prior to the execution and delivery of this Agreement, which direction such Directing Parties by their execution and delivery hereof hereby confirm)

By:
Name:
Title:

STATE STREET  BANK AND TRUST COMPANY, as successor in interest to
Fleet National Bank, as trustee under the Senior Indenture

By:
Name:
Title:










STATE STREET BANK AND TRUST COMPANY, as
trustee under the Senior Subordinated Indenture

By:
Name:
Title:



EXHIBIT A


AMENDMENTS TO INTERCREDITOR AGREEMENT/RELATED AGREEMENTS

Certain Definitions.	Capitalized terms used in this Exhibit A
but not otherwise defined herein shall have the meanings given such terms in the Refinancing and Amendatory Agreement to which this Exhibit A is attached.

Amendments to the Intercreditor Agreement.  The Intercreditor
Agreement is amended as follow:

Definitions.

The following definitions contained in the Intercreditor
Agreement are amended as follows:

The definition of Bankers is amended by deleting the words
Collateralized Note Obligations and.

The definition of Business Day is amended by substituting for the words the Indenture Trustee the words Boeing Capital.

The definitions of Collateralized Note Indenture and
Collateralized Note Obligations are deleted.

The definition of Event of Default is amended by substituting for clause (b) thereof the following: (b) in the case of the Boeing Capital Loan Obligations, an Event of Default as defined in the Boeing Capital Loan Agreement as a result of a failure to pay any portion of the principal of or interest accrued on the Boeing Capital Loan Obligations (whether by acceleration or otherwise).

The definition of Financing Agreements is amended by substituting for the words the Collateralized Note Indenture, the Senior Notes the words the Boeing Capital Loan Agreement, the Boeing Capital Notes.

The definition of IDB Letter of Credit is deleted.

The definition of Indenture Trustee is deleted.

The definition of Letter of Credit Agreement is amended by deleting the words that becomes secured by the Replacement LOC
Collateral.

The definition of Letter of Credit Usage is amended by deleting the words (other than the IDB Letter of Credit) each time such words appear.

The definition of LOC Bank is amended by deleting the words that becomes secured by the Replacement LOC Collateral.

The definition of LOC Obligation is amended by deleting the words
(other than in respect of the IDB Letter of Credit).

The definition of Ordinary Course Receipts is amended by inserting after the word businesses the words (including upon the release to Huntway of amounts held pursuant to the Benicia Escrow
Agreement).

The definition of Permitted Investments is amended by: (A)
deleting the words and in the Collateralized Note Indenture;
(B) substituting for the amount $5,000,000 the amount $100,000,000;
(C) inserting in
clause (d), immediately after the words Collateral Agent the first time they appear, the words (or, in the case of repurchase obligations held pursuant to the Benicia Escrow Agreement, to Boeing Capital) and immediately after the words Collateral Agent the second time they appear, the words (or, in the case of underlying securities held pursuant to the Benicia Escrow Agreement, to B of A); (D) inserting in clause
(e), immediately following the words Collateral Agent, the words
(or, in the case of deposit or other accounts held pursuant
to the Benicia Escrow Agreement, with B of A); (E) inserting the following at the end of clause (i): (provided that, in the case of any such Permitted Investment held pursuant to the Benicia
Escrow Agreement, the foregoing references in this clause (i)
to the Collateral Agent shall be deemed references to B of A);
and (F) inserting in clause (ii), following the words
Collateral Agent, the words (or, in the case of any such
Permitted Investment held pursuant to the Benicia Escrow Agreement, counsel to Boeing Capital).

The definition of Replacement LOC Collateral is deleted.

The definition of Replacement LOC Collateral Proceeds is deleted.

The definition of Replacement LOC Obligations is deleted.

The definition of Secured Obligations is amended by substituting for the words all Collateralized Note Obligations the words all Boeing Capital Loan Obligations.

The definition of Secured Parties is amended by deleting the words Indenture Trustee and substituting for the words the Senior Note
Holders the words Boeing Capital.

The definitions of Senior Note Holders, Senior Notes, Senior
Notes (Other) and Senior Notes (Sunbelt IDB) are deleted.

The definition of Sharing Event is amended by substituting the words Boeing Capital Loan Obligations for the words Collateralized Note Obligations and by substituting the words Boeing Capital Loan Agreement for the words Collateralized Note Indenture.

The following definitions contained in Section 1.1 of the Intercreditor Agreement are restated in their entirety to read as follows:

Amended Letter of Credit Agreement means the Amended and Restated
Letter of Credit and Reimbursement Agreement dated as of January 20, 1999, by and among Huntway, Sunbelt and Bankers, as such agreement may be amended, amended and restated or otherwise modified or supplemented from time to time.

Directing Parties means the following:

(x)	for purposes of directing the Collateral Agent with respect
to any actions to be taken with respect to the Boeing Capital First
Priority Collateral and the Collateral Documents encumbering such Collateral, Secured Parties (other than the Collateral Agent) who hold not less than 51% of the outstanding principal amount of the Boeing Capital Notes; provided, that upon payment in full of the Boeing Capital Notes, Directing Parties for the purposes described in this clause (x) means Secured Parties (other than the Collateral Agent) holding not less than 51% of the LOC Obligations; provided further, that upon payment in full of the Boeing Capital Notes and the LOC Obligations (without replacement of the Amended Letter of Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (x) means Secured Parties (other than the Collateral Agent) holding not less than 66-2/3% of the outstanding principal amount of the Convertible Notes;

 (y)	for purposes of directing the Collateral Agent with respect
to the Boeing Capital Second Priority Collateral and all Collateral
Documents encumbering such Collateral and all Guaranties, Secured Parties (other than the Collateral Agent) who hold not less than 51% of the LOC Obligations; provided, that upon payment in full of the LOC Obligations (without replacement of the Amended Letter of Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (y) means Secured Parties (other than the Collateral Agent) holding not less than 51% of the outstanding principal amount of the Boeing Capital Notes; provided further, that upon payment in full of the Boeing Capital
Notes and the LOC Obligations (without replacement of the Amended Letter of Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (y) means Secured Parties
(other than the Collateral Agent) holding not less than 66-2/3% of the outstanding principal amount of the Convertible Notes; and


(z)	for any other purpose, Secured Parties (other than the
Collateral Agent) who hold not less than 51% of the outstanding principal amount of the Boeing Capital Notes and not less than 51% of the LOC Obligations; provided, that upon payment in full of the Boeing Capital Notes and the LOC Obligations (without replacement of the Amended Letter of Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (z) means Secured Parties (other than Collateral Agent) holding not less than 66-2/3% of the outstanding principal amount of the Convertible Notes.

Directing Parties Request, Order or Instruction means any request, order or instruction delivered to a Responsible Officer of the Collateral Agent signed by Secured Parties constituting not less than Directing Parties and certifying that the parties giving such direction represent one or more of (i) not less than 51% of the LOC Obligations, (ii) not less than 51% of the outstanding principal amount of the Boeing Capital Notes, or
(iii) not less than 66-2/3% of the outstanding principal amount of the Convertible Notes, and that such parties constitute Directing Parties for purposes of such request,order or instruction and are entitled to give such direction hereunder.

Huntway means Huntway Refining Company, a Delaware corporation that is the successor by merger to Huntway Partners, L.P., a Delaware limited partnership.

The following definitions are added to Section 1.10 of the Intercreditor Agreement:

Benicia Escrow Agreement means that certain Master Agreement
Business Deposit Accounts dated January 19, 1999 by and between Huntway and B of A, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital means Boeing Capital Corporation, in its capacity as a holder of the Boeing Capital Obligations.

Boeing Capital Loan Agreement means that certain Loan Agreement dated as of January 20, 1999 by and between Huntway and Boeing Capital, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital Loan Obligations means the principal, interest, fee and other obligations owed to Boeing Capital arising under the Boeing Capital Loan Agreement.


Boeing Capital Notes means the Secured Promissory Note dated
January 20, 1999 issued by Huntway pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

Boeing Capital First Priority Collateral means the entire right, title and interest that Huntway or Sunbelt, as the case may be, now has or may hereafter acquire in the following Collateral:

 (i)	 that certain real property described in
Appendix A to Exhibit A to  the Refinancing and Amendatory
Agreement under the heading Legal Description of Benicia Property (the Benicia Property);

(ii)	that certain real property described in Appendix B to
Exhibit A to the Refinancing and Amendatory Agreement under the heading Legal Description of Wilmington Property (the Wilmington Property);

(iii)	that certain real property described in Appendix C to
Exhibit A to the Refinancing and Amendatory Agreement under the heading Legal Description (the Pinal Property);

(iv)	all buildings, structures, improvements, fixtures, equipment and appurtenances now and hereafter owned, constructed, located, erected, installed or affixed by or on behalf of Huntway or Sunbelt, as the case may be, upon or appurtenant to the Benicia Property, the Wilmington Property or the Pinal Property and all replacements and substitutions therefor (the Facilities);

(v)	all appurtenances, improvements, easements, pipes,
transmission lines or wires and other rights used in connection with the Benicia
Property, the Wilmington Property or the Pinal Property or as a means of access thereto, whether now or hereafter owned or constructed or placed upon or in any such Property or any Facilities (the Appurtenances);

(vi)	all machinery and equipment  of Huntway or Sunbelt, as the
case may be, if the same is now or hereafter located at or used in connection with the Facilities, and all replacements and substitutions therefor (the Equipment);


(vii)	all proceeds of any and all of the foregoing, to the
extent not otherwise included, all payments under insurance or any indemnity, warranty or guaranty, payable by reason of loss or damage to or otherwise with respect to any of the foregoing. The term proceeds includes whatever is receivable or received when components of the Wilmington Property, Benicia Property, Pinal Property, Facilities, Appurtenances, Equipment or proceeds are sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including returned premiums, with respect to any insurance relating thereto; and

(viii)	all moneys, investments, reinvestments and proceeds
held in the account to which the Benicia Escrow Agreement relates.

Boeing Capital First Priority Collateral Proceeds means any funds or property received from the collection of, sale or other disposition of, set off against or foreclosure upon any of the Boeing Capital First Priority Collateral.

Boeing Capital Second Priority Collateral means all Collateral other than Boeing Capital First Priority Collateral, and includes, without limitation, all Collateral as defined in the Amended and Restated Current Assets Pledge and Security Agreement and the Collateral Accounts Security Agreement included in the Collateral Documents (other than the account to which the Benicia Escrow Agreement relates).

Boeing Capital Second Priority Collateral Proceeds means any funds or property received from the collection of, sale or other disposition of, set off against or foreclosure upon any of the Boeing Capital Second Priority Collateral.

B of A means Bank of America.

Refinancing and Amendatory Agreement means the Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway, Sunbelt, the Secured Parties and others.

Section 2 Amendments.

 Section 2.1B(1) of the Intercreditor Agreement is amended by (i) deleting the word FOURTH in the first paragraph thereof and substituting the word THIRD therefor, and (ii) deleting clauses FIRST through FIFTH therefrom and substituting the following therefor:

FIRST: To the payment of the reasonable costs and expenses of such sale, collection or other realization, including reasonable compensation to the Collateral Agent and its agents and counsel, and to the payment of any and all reasonable expenses and costs and all other liabilities and indemnification made, incurred or suffered by the Collateral Agent and its agents and counsel, including (but limited to) amounts required to be provided to the Collateral Agent pursuant to subsection 3.14, in connection therewith or in connection with this Agreement or the Collateral Documents (which costs and expenses, expenses and costs and other liabilities and indemnification shall be charged against the sub-accounts of the Distribution Account as provided in Section 3.2C);

SECOND: After payment in full of the outstanding obligations described in subsection 2.1(B)(1) FIRST, then:

(x)	if there shall be any Boeing Capital Loan Obligations
outstanding, all Boeing Capital First Priority Collateral Proceeds shall be applied to the ratable payment of all Boeing Capital Loan Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Boeing Capital Loan Obligations; if there shall not be any Boeing
Capital Loan Obligations outstanding, or if after giving effect to the preceding provisions of this clause (x) any Boeing Capital First Priority Collateral Proceeds remain, all Boeing Capital First Priority Collateral Proceeds, or remaining Boeing Capital First Priority Collateral Proceeds, shall be applied in the same manner as Boeing Capital Second Priority Collateral Proceeds; and

(y)	all Boeing Capital Second Priority Collateral Proceeds and
Guaranty Proceeds shall be applied as follows: first, to the ratable payment of all LOC Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the LOC Obligations; second, after giving effect to the provisions of clause first, to the ratable payment of all Boeing Capital Loan Obligations, provided that there shall have occurred a sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Boeing Capital Loan Obligations; and third, after giving effect to the provisions of clauses first and second, to the ratable payment of the Convertible Note Obligations; and

THIRD: After payment in full of all Secured Obligations, to the payment to or upon the order of Huntway, or to whomsoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct, of any surplus then remaining from such Ordinary Course Receipts, Extraordinary Proceeds, Guaranty Proceeds and other amounts.

The foregoing distributions set forth in FIRST through THIRD to the contrary notwithstanding, should Huntway or Sunbelt assert that any Secured Party other than the Collateral Agent has committed a 726 Action (as defined in Section 2.8 hereof): (i) any distributions that would otherwise be made hereunder to such Secured Party shall be suspended unless such Secured Party has debt offerings rated BBB+ or better by Moodys Investor Service, Inc. or an equivalent rating by another recognized rating agency (any such Secured Party being Investment Grade) and shall be held by the Collateral Agent in a separate investment account and invested in Cash Equivalents as directed by such Secured Party until there is a Final Judgment (as defined in Section 2.9 hereof); (ii) the Secured Party alleged to have committed the 726 Action (unless it is Investment Grade) shall receive no distributions until either the affected Secured Party or Parties have received payment in full of the Secured Obligations owed to them or there has been a Final Judgment holding that such Secured Party did not commit a 726 Action or such 726
Action did not damage the other Secured Parties; and (iii) should there be a Final Judgment holding that any such Secured Party committed a 726 Action that adversely affected the distributions hereunder to any other Secured Party or Parties, payments otherwise payable to the Secured Party committing the 726 Action shall be paid within fifteen (15) days of the entry of such Final Judgment to the adversely affected Secured Party or Parties until such Secured Party or Parties have been paid in full for the damages suffered by them as a result of such 726 Action.

Section 2.1B(2) of the Intercreditor Agreement is amended by deleting all of the words following the words subsection 2.1(B)(1) above.

Section 2.1C(3) of the Intercreditor Agreement is amended to substitute for the words SECOND through FIFTH the words SECOND or THIRD.

 Section 2.2 of the Intercreditor Agreement is restated to read as follows:

2.2	Amendments to Letter of Credit Agreement or Boeing Capital
Loan Agreement.

(1)	The LOC Bank hereby agrees that it shall enter into no
amendment, modification or waiver of any provision of the Letter of Credit Agreement having the effect of (i) decreasing the aggregate stated amount of letters of credit permitted to be outstanding thereunder to below $17,500,000, (ii) increasing the aggregate stated amount of letters of credit permitted to be outstanding thereunder to above $25,000,000, or (iii) shortening the maturity of the LOC Banks commitment to issue letters of credit thereunder, without the concurrence of the Directing Parties; provided, however, that the LOC Bank may terminate the Amended Letter of Credit Agreement if, concurrently with such termination, Huntway enters into a Replacement Letter of Credit Agreement.

(2)	Boeing Capital agrees that it shall enter into no amendment, modification or waiver of any provision of the Boeing Capital
Loan Agreement or the Boeing Capital Notes having the effect of (i) increasing the aggregate principal amount of notes permitted to be outstanding thereunder to above $20,000,000 or (ii) shortening the maturity of the Boeing Capital Notes, without the concurrence of the Directing Parties.


Section 2.3 of the Intercreditor Agreement is amended by (A) deleting the words (other than with respect to the IDB Letter of Credit) in clause (i) of the first sentence thereof; (B) deleting the words (other than the IDB Letter of Credit) each time they appear in such clause (i); (C) substituting for the word Bankers in clause (iv) of the first sentence thereof the words Boeing Capital; (D) substituting the word Collateral for the words Replacement LOC Collateral at the end of the first sentence thereof; (E) substituting for the second sentence thereof the following: As used herein, a Replacement Letter of Credit Agreement means any agreement to issue letters of credit for the account of Huntway containing the following terms and conditions: (i) the letters of credit issued thereunder shall be used solely to support (x) purchases of crude oil and inventory, (y) obligations under hedging agreements relating to the price of crude oil and (z) on a backup basis, letters of credit outstanding under the Amended Letter of Credit Agreement during the transition period following the replacement thereof by such agreement; (ii) the aggregate stated amount of letters of credit issued thereunder shall not exceed $25,000,000; (iii) the term of such agreement shall not be less than 12 months; and (iv) the obligations of Huntway thereunder shall not be secured by any assets of Huntway or its affiliates other than the Collateral; as such agreement may be amended, amended and restated, supplemented or modified from time to time.; and (E) deleting the final sentence thereof.

Section 2.4(b) of the Intercreditor Agreement is amended by substituting for the text prior to the proviso therein the following:

The security interests granted for the benefit of the Secured
Parties in particular Collateral may be released at any time upon receipt by the Collateral Agent of both (x) a Directing Parties, Request, Order or Instruction issued by Secured Parties who are at such time
Directing Parties with respect to actions to be taken with respect to such Collateral and (y) a certificate from those other Secured Parties. if any, who, under the definition of Directing Parties, could become Directing Parties with respect to actions to be taken with respect to such Collateral pursuant to the proviso(s) in such definition, which certificate directs the Collateral Agent to release such Collateral and certifies that such Secured Parties could become Directing Parties under the circumstances described in this clause (y) and are entitled to give such certificate hereunder.

Section 2.5 of the Intercreditor Agreement is recaptioned Notices of Events of Default and the following sentence is added at the end of such
Section:

Boeing Capital agrees to promptly notify each of the other
Secured Parties of the occurrence of an Event of Default under the Boeing Capital Loan Agreement or an acceleration of the payment of the Boeing Capital Loan Obligations thereunder.

Section 2.6 of the Intercreditor Agreement is restated to read as follows:

2.6	Instructions to Senior Subordinated Indenture Trustee.

The holders of the Convertible Note Obligations party to this Agreement agree to give written instructions to the Senior Subordinated Indenture Trustee to take actions (with sufficient particularity of instruction) consistent with the agreements of such holders under this Agreement.

(ix)	The following sections are added following Section 2.7 of the
Intercreditor Agreement:

2.8	Actions with respect to the Huntway or Sunbelt Assets.

Secured Parties agree and acknowledge that the Collateral includes real property located within the States of Arizona and California. Secured Parties other than the Collateral Agent further agree and acknowledge that they are familiar with the provisions of California Code of Civil Procedure Section 726 (Section 726), and while they do not believe that it applies to the relationships between Huntway, Sunbelt and Secured Parties, each agrees to act in a manner as if Section 726 applied. Thus, each Secured Party other than the Collateral Agent agrees that notwithstanding anything in
Section 3.8 hereof to the contrary, it shall not commit an action within the meaning of Section 726 to recover any Secured Obligation or enforce any right secured by any deed of trust or mortgage included in the Collateral Documents (726 Action), which such actions include, among other actions, exercising rights of set-off against any of the Huntway or Sunbelt assets, regardless of whether such assets are pledged to Collateral Agent for the benefit of Secured Parties but shall exclude actions taken in accordance with the Code on Collateral in which it has a security interest.

2.9	Indemnification with respect to an Asserted 726 Act.

Each Secured Party other than the Collateral Agent (each, an
Indemnifying Party) shall pay, indemnify, defend, and hold every other Secured Party (each, an Indemnified Person), harmless (to the fullest extent permitted by law) from and against any and all suits, actions, and damages, and all reasonable attorneys fees, including those incurred in proceedings brought pursuant to the Bankruptcy Code and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred), at any time incurred by such Indemnified Person as a result of a breach or violation by such Indemnifying Party of its obligations under
Section 2.8 hereof, as determined in a final judgment (Final Judgement) by a court of competent jurisdiction in either a proceeding brought among Secured Parties or a proceeding brought by Huntway or Sunbelt against the Collateral Agent or other Secured Parties seeking to prevent a foreclosure under one or more of the Collateral Documents encumbering the real property.
Any sums
not paid by or on behalf of a Secured Party other than the Collateral Agent (including, without limitation, payments made pursuant to the final paragraph of Section 2.1B(1) hereof from distributions withheld from such Secured Party) within 15 days of the date of entry of a Final Judgment holding that such Secured Party breached or violated its obligations under Section
2.8 hereof shall bear interest, compounded monthly, at the rate of ten percent (10%) per annum from the date of entry at such Final Judgment.

Section 3 Amendments.

Section 3.2A of the Intercreditor Agreement is amended by adding the following Section 3.2A(3):

(3)	The Collateral Agent shall segregate in separate sub-
accounts in the Distribution Account the moneys that are the proceeds of the Boeing Capital First Priority Collateral and the moneys that are the proceeds of the Boeing Capital Second Priority Collateral and the Guaranty Proceeds.

Section 3.2C of the Intercreditor Agreement is amended by substituting for the second sentence thereof the following sentence: All such investments of moneys segregated in a particular sub-account of the Distribution
Account, and the interest and income received thereon and the net proceeds realized on the sale thereof, shall be held in the Distribution Account as part of the Collateral and segregated in such sub-account., and by adding the following sentence at the end of such Section: Such costs and expenses shall be charged against the particular sub-account to which such costs and expenses relate or, if such costs and expenses relate to both sub-accounts, pro rata in proportion to the then outstanding amount of the LOC Obligations and the Boeing Capital Loan Obligations. In the event that the charges against either sub-account exceed the amount in such sub-account (the underfunded sub-account) at such time, the Collateral Agent may charge the other sub-account for the amount of such excess, provided that the Collateral Agent shall restore amounts charged to such sub-account from deposits, if any, that are thereafter made to the underfunded sub-account prior to making any other distributions from the underfunded sub-account.

Section 3.4(a) of the Intercreditor Agreement is amended by (A) substituting for the word Bankers each time it appears the words Boeing Capital, (B) substituting for the words Collateralized Note Indenture the words Boeing Capital Loan Agreement and deleting the words the Indenture Trustee.

Section 3.5 of the Intercreditor Agreement is amended by deleting the words , the Indenture Trustee,.

The last sentence of Section 3.8 of the Intercreditor Agreement is amended by inserting the words , but subject to Section 2.8 hereof immediately after the words In furtherance and not in limitation of the foregoing.

Section 3.9 of the Intercreditor Agreement is amended by substituting for clause (b) thereof the following:

(b)	payments by the Collateral Agent with respect to the Boeing
Capital Loan Obligations shall be made to Boeing Capital.

Section 3.10 of the Intercreditor Agreement is amended by (A) substituting for the words by the Indenture Trustee as to any amounts payable with respect to the Collateralized Note Obligations the words by Boeing Capital as to any amounts payable with respect to the Boeing Capital Loan
Obligations, (B) substituting for the words Collateralized Note Obligations the words Boeing Capital Loan Obligations, and (C) substituting for the words or the Indenture Trustee the words or Boeing Capital.


Section 3.12(c) of the Intercreditor Agreement is amended by (A) substituting for the words Collateralized Note Obligations the words Boeing Capital Loan Obligations and (B) substituting for the words Senior Notes the words Boeing Capital Notes.

Section 3.19(b) is amended by substituting for the words the Indenture Trustee the words Boeing Capital, the Senior Subordinated Indenture Trustee.

Notices. Section 4.1 of the Intercreditor Agreement is amended by substituting for the third sentence thereof the following sentence: For purposes hereof, the address of Boeing Capital shall be 4060 Lakewood Boulevard, Long Beach, California 90808-1700, Attention: Vice President - Taxes and Associate General Counsel (until notice of a change thereof is delivered as provided in this subsection 4.1)..

Amendments and Waivers. The first sentence of Section 4.2 of the Intercreditor Agreement is restated to read as follows:

This Agreement may be amended, amended and restated, supplemented or otherwise modified by an instrument or instruments in writing signed by the Collateral Agent, Secured Parties holding not less than 51% of the LOC Obligations (if any such LOC Obligations are outstanding), Secured Parties (other than the Collateral Agent) holding not less than 51% of the Boeing Capital Loan Obligations (if any such Obligations are outstanding), and Secured Parties (other than the Collateral Agent) holding not less than 66-2/3% of the outstanding Convertible Note Obligations (if any such Obligations are outstanding.

Schedule B. Schedule B to the Intercreditor Agreement is amended by adding the following items:

15.	 Paragraph 4 of the Refinancing and Amendatory Agreement;

16.	That certain Assignment and Assumption dated as of May 29,
1998 between Huntway Partners, L.P. and Huntway Refining Company;

17.	That certain Affirmation of Amended and Restated Huntway
Managing Partner Guaranty Agreement dated as of May 29, 1998 by Huntway Managing Partner, L.P. in favor of the Secured Parties;


18.	That certain Affirmation of Amended and Restated Sunbelt
Pledge and Security Agreement dated as of May 29, 1998 by Sunbelt for the benefit of the Collateral Agent for and representative of the Secured Parties;

19.	That certain Affirmation of Amended and Restated Assets
Pledge and Security Agreement With Respect to Huntway Special General
Partner Pledge and Security Agreement dated as of May 29, 1998 by Huntway Holdings, L.P. for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties;

20.	That certain Affirmation of Amended and Restated Current
Pledge and Security Agreement dated as of May 29, 1998 by the Company, for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties;

21.	That certain Affirmation of Amended and Restated Huntway
Pledge and Security Agreement dated as of May 29, 1998 by the Company, for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties;

22.	That certain Affirmation of Amended and Restated Pledge and
Security Agreement With Respect to Huntway Managing Partner Pledge and Security Agreement dated as of May 29, 1998 by Huntway Managing Partner, L.P. for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties;

23.	That certain Affirmation of Amended and Restated Sunbelt
Guaranty Agreement dated as of May 29, 1998 by Sunbelt for the benefit of the Secured Parties;

24.	That certain Affirmation of Amended and Restated Huntway
Special General Partner Guaranty Agreement dated as of May 29, 1998 by Huntway Holdings, L.P. for the benefit of the Secured Parties;

25.	That certain Affirmation of Amended and Restated Collateral
Accounts Security Agreement dated as of May 29, 1998 by the Company and Sunbelt for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties and BT as an agent of the Collateral Agent maintaining certain accounts for the Company and Sunbelt; and


26.	That certain Affirmation of Amended and Restated Huntway
Guaranty Agreement dated as of May 29, 1998 by the Company for the benefit of the Secured Parties.
 .
(g)	Schedule I.  Schedule I to the Intercreditor Agreement is
amended by replacing the second sentence thereof with the following: The undersigned has entered into a Replacement Letter of Credit Agreement with Huntway Refining Company, a Delaware corporation, and requests that the obligations thereunder be secured by the Collateral (as defined in the Intercreditor Agreement.

Agreements.

Effective simultaneously with the amendments contained in Section
2 above,State Street Bank and Trust Company, as successor in interest to Fleet National Bank, as the Indenture Trustee, BT, as the holder of the Senior Notes (Sunbelt IDB), and Mellon, Oppenheimer and Lindner, as the holders of Senior Notes (Other), shall cease to be parties to the Intercreditor Agreement and Boeing Capital, as the holder of the Boeing Capital Notes (as defined in Section 2 above), shall become a party to the Intercreditor Agreement. BT shall remain a party to the Intercreditor Agreement in its capacity as LOC Bank thereunder.

The rights of the Collateral Agent under Section 3.14(a) of the Intercreditor Agreement shall survive the amendment of the Intercreditor Agreement pursuant to the Refinancing and Amendatory Agreement to which this Exhibit A is attached. Nothing contained in such Refinancing and Amendatory Agreement or any Exhibit thereto shall be deemed to limit any obligations of any Secured Party ceasing to be a Secured Party on the date hereof under
Section 3.14(a) of the Intercreditor Agreement with respect to liabilities under such Section arising from any action or inaction taken or omitted to be taken prior to the date hereof.

Appendices A, B and C attached to this Exhibit A are an integral part hereof.



APPENDIX A

Legal Description of Benicia Property


The real property situated in the State of California, County of Solano, and described as follows:

PARCEL ONE:

Parcel 6-3, as shown on the map entitled: PARCEL MAP, A PORTION
OF BOOK 9 OF SURVEYS AT PAGE 11, filed in the office of the recorder of Solano County, California on September 29, 1980 in Book 21 of Parcel Maps, at
Pages 29 and 30, Certificate of Correction of said herein described parcel map Dated November 20, 1981 and Recorded November 23, 1981 in Book 1981,
Page 83012, Instrument No. 49164, Solano County Records.

EXCEPTING THEREFROM all oil, gas, casinghead gas, asphaltum, other hydrocarbons, and all chemical gas, now or hereafter found, situated or located in all or any part or portion of said land lying below a depth of more than five hundred feet (500') below the surface thereof together with the right to slant drill for and remove all or any of said oil, gas, casinghead gas, asphaltum, other hydrocarbons and chemical gas lying below a depth of five hundred feet (500'), but without any right whatsoever to enter upon the surface of said land or upon any part of said lands within five hundred feet vertical distance below the surface thereof, as excepted in the Deed Executed by Shareholder Properties Ltd., a Liquidated Partnership, Recorded October 17, 1930 in Book 1980, Page 74533, Instrument No. 45437.

PARCEL TWO:

Being a portion of Parcel B as shown on the Parcel Map filed
September 21, 1984 in Book 26 of Parcel Maps at Page 95, Solano County Records, more particularly described as follows:


Beginning at the most Northeasterly corner of Parcel 6-3, as shown on Parcel Map 21 PM 29, filed September 29, 1980, County of Solano; thence
S 78 degrees 11' 23 W 27.60 feet to the beginning of a curve concave to the Southeast having a radius of 366.24 feet; thence Westerly and Southerly along the curve 12.26 feet through a central angle of 1 degrees 55' 02 to the true point of beginning; thence along the same curve 229.05 feet through a central angle 35 degrees 49' 58; thence S 40 degrees 26' 23 W 60.00 feet to the beginning of a curve concave to the Northwest having a radius of 398.24 feet; thence along the curve 315.71 feet through a central angle of 45 degrees 25' 21; thence N 5 degrees 20' 31 W 14.51 feet to the beginning of a curve concave to the Northwest having a radius of 392.24 feet; thence along the curve
302.71 feet through a central angle of 44 degrees 13' 06 thence N 40 degrees 26' 23 E 49.63 feet to the beginning of a curve concave to the Southeast having a radius of 392.24 feet; thence along the curve 231.15 feet through a central angle of 33 degrees 45' 52; thence N 81 degrees 45' 26 E 17.72 feet; thence S 14 degrees 56' 47 E 11.50 feet to the true point of beginning.

PARCEL THREE:

An easement for oil pipeline purposes, as described in the Indenture Recorded August 31, 1981 in Book 1981, Page 64066, Instrument No. 37021, and as described in the Indenture Recorded August 31, 1981 in Book 1981, Page 64118, Instrument No. 37022.

PARCEL FOUR:

An easement for Rail Spur Right-Of-Way, as described in that certain document Recorded July 7, 1987 in Book 1987, Page 92804 of Official Records, Instrument No. 45732, described as follows:

Beginning at the most easterly point of Parcel B (PM 26-95) as defined by the intersection of the property line bearing north 41 degrees 39 minutes 00 seconds west and the property line bearing north 50 degrees 36 minutes 51 seconds east; thence south 50 degrees 36 minutes 51 seconds west
106.67 feet;
thence north 41 degrees 31 minutes 30 seconds west 252.96 feet to the true point of beginning; thence north 41 degrees 31 minutes 30 seconds west 22.92 feet to the beginning of a curve concave to the south having a radius of 366.24 feet and whose radial bears north 19 degrees 15 minutes 39 seconds east; thence along the curve 198.61 feet through a central angle of 31 degrees 04 minutes 16 seconds; thence south 78 degrees 11 minutes 23 seconds west 196.89 feet to the beginning of a curve concave to the southeast having a radius of 366.24 feet; thence 12.26 feet along the curve through a central angle of 1 degree 55 minutes 02 seconds; thence north 14 degrees
56 minutes 47 seconds west 36.26 feet; thence north 78 degrees 11 minutes 23 seconds east 211.13 feet to the beginning of a curve concave to the south having a radius of 402.24 feet; thence along the curve 218.13 feet through a central angle of 31 degrees 04 minutes 16 seconds; thence south 70 degrees 44 minutes 21 seconds east 20.00 feet; thence south 19 degrees 15 minutes 39 seconds west 47.19 feet to the true point of beginning.



APPENDIX B

Legal Description of Wilmington Property

(All recording references are to the
Official Records of Los Angeles County, California)

A leasehold estate as to the following described Parcels 1, 2 and 3 as created by that certain Ground Lease dated March 1, 1979 by and between Huntmix Inc., a California corporation, as landlord, and Huntway Refining Company, a California limited partnership, as tenant, as amended and restated in full by that certain Amended and Restated Ground Lease (the Ground Lease) dated as of July 31, 1987 by and between Industrial Asphalt, a California joint venture (as successor in interest to Huntmix, Inc., a California corporation) as landlord, and Huntway Refining Company, a California limited partnership, as tenant. (A memorandum of said Ground Lease was recorded September 30, 1987 as Instrument No. 87-1566656 of official records, and re-recorded on January 11, 1988 as Document No. 88-34444.)

As to part of Parcel 1, such leasehold estate under the Ground
Lease is a subleasehold under that certain Commercial Lease dated April 14, 1981 by and between Southern Pacific Transportation Company as landlord and Huntmix, Inc., a California corporation, as tenant; and as to Parcels 2 and 3, such leasehold estate under the Ground Lease is a subleasehold under that certain Industrial Lease dated April 14, 1981 by and between Southern Pacific Transportation Company as landlord and Huntmix, Inc., a California corporation, as tenant.
(A memorandum of said Commercial Lease and said Industrial Lease was recorded on January 11, 1988 as Document No. 88-34443.)

An option to purchase an interest in the following described
Parcels 1, 2, 3 and 4 and other real property created by that certain option agreement (the Option Agreement) dated June 24, 1985 between Industrial Asphalt, a California joint venture, as optionor, and Huntway Refining
Company, a California limited partnership, the predecessor in interest to Huntway Refining Company L.P., as optionee. (A memorandum of said Option Agreement was recorded on September 30, 1987 as Document No. 87-1566656 and re-recorded on January 11, 1988 as Document No. 88-34444.)

An easement as to the following described Parcel 4 as created by the instrument described therein.


PARCEL 1:

ALL OF PARCEL A EXCEPT THE NORTHERLY 15.00 FEET THEREOF, OF
PARCEL MAP, L.A. NO. 5085, IN THE CITY OF LOS ANGELES, COUNTY OF LOS ANGELES, STATE OF CALIFORNIA, AS PER MAP RECORDED IN BOOK 144 PAGES 66 AND 67 OF
PARCEL MAPS, IN THE OFFICE OF THE COUNTY RECORDER OF SAID COUNTY, TOGETHER WITH A PORTION OF LOT 1, OF TRACT 13038, IN SAID CITY, COUNTY AND STATE AS PER MAP RECORDED IN BOOK 254 PAGE 20 OF MAPS IN SAID COUNTY RECORDERS OFFICE,
DESCRIBED AS FOLLOWS:





BEGINNING AT THE NORTHEAST CORNER OF SAID LOT 1, THENCE SOUTH 17
DEGREES 09 MINUTES 45 SECONDS WEST ALONG THE SOUTHEASTERLY LINE OF SAID LOT 1, 605.96 FEET; THENCE NORTH 72 DEGREES 47 MINUTES 25 SECONDS WEST 90.19 FEET; THENCE NORTH 18 DEGREES 18 MINUTES 55 SECONDS WEST 251.00 FEET MORE OR LESS TO A POINT ON THE NORTHWESTERLY LINE OF SAID LOT 1; THENCE NORTH 29 DEGREES 54 MINUTES EAST ALONG SAID NORTHWESTERLY LINE 411.61 FEET, MORE OR LESS TO THE NORTHWEST CORNER OF SAID LOT 1; THENCE SOUTH 72 DEGREES 50 MINUTES 15 SECONDS EAST, ALONG THE MOST NORTHERLY LINE OF SAID LOT 1, 145.11 FEET TO THE POINT OF BEGINNING.

PARCEL 2:

A STRIP OF LAND 45.00 FEET WIDE BEING PARALLEL WITH AND ADJACENT
TO THE WESTERLY LINE OF THE ABOVE MENTIONED PARCEL A OF PARCEL MAP L.A.
NO. 5085 AND THE WESTERLY LINE OF THE ABOVE MENTIONED LOT 1, OF TRACT
13038, BOTH IN SAID CITY, COUNTY AND STATE, BEING BOUNDED ON THE SOUTH BY THE NORTHWESTERLY PROLONGATION OF THE SOUTHWESTERLY LINE OF SAID LOT 1 OF SAID TRACT NO. 13038, AND BOUNDED ON THE NORTH BY THE NORTHWESTERLY PROLONGATION OF THE SOUTHERLY LINE OF THE NORTHERLY 15.00 FEET OF SAID PARCEL A OF SAID PARCEL MAP L.A. NO. 5085.

PARCEL 3:

RIGHT OF WAY FOR RAILROAD PURPOSES AN EXCLUSIVE RIGHT OF WAY AS
PROVIDED IN DEEDS RECORDED IN BOOK 13 PAGE 615, IN BOOK 14 PAGE 301 AND IN
BOOK 18 PAGE 63 ALL OF DEEDS, OVER A STRIP OF LAND 35.00 FEET WIDE BEING PARALLEL WITH AND ADJACENT TO THE EASTERLY LINE OF THE ABOVE MENTIONED PARCEL A OF PARCEL MAP L.A. NO. 5085 AND THE EASTERLY LINE OF THE ABOVE MENTIONED LOT 1 OF TRACT NO. 13038, BOTH IN SAID CITY, COUNTY AND STATE, BEING BOUNDED ON THE SOUTH BY THE SOUTHEASTERLY PROLONGATION OF THE SOUTHWESTERLY LINE OF SAID LOT
1 OF SAID TRACT NO. 13038, AND BOUNDED ON THE NORTH BY THE SOUTHEASTERLY PROLONGATION OF THE SOUTHERLY LINE OF THE NORTHERLY 15.00 FEET OF SAID PARCEL A OF SAID PARCEL MAP L.A. NO. 5085.

PARCEL 4:

EASEMENT FOR THE BENEFIT OF PARCEL 1 FOR INGRESS AND EGRESS AS
CREATED BY PRIVATE ROAD CROSSING INDENTURE DATED MARCH 13, 1981 AND RECORDED MARCH 17, 1981 AS INSTRUMENT NO. 81-273017 OFFICIAL RECORDS BY AND BETWEEN SOUTHERN PACIFIC TRANSPORTATION COMPANY AND HUNTMIX, INC.




APPENDIX  C

Legal Description

A parcel of land situated in the N of Section 10, Township 6
South, Range 8
East, Gila and Salt River Base and Meridian, Pinal County,
Arizona, more
particularly described as follows:

Commencing for a tie at an Arizona Department of Transportation
(ADOT) Cap which is the North West section corner of said Section 10 from whence a I.P. which is the N corner bears N 89 o58'00E a distance of 2631.89 feet, thence from said North West section corner N89o58'00E along the North section line a distance of 1492.93 feet to a point which is the TRUE POINT OF BEGINNING;

Thence S0o10'05W a distance of 33.00 feet to a point on the Pinal
County road easement and Southern Pacific Railroad right-of-way;

Thence continuing S0o10'05W along said railroad right-of-way a distance of 847.00 feet;

Thence N89o58'00E a distance of 1820.00 feet to a point;

Thence N0o10'05E a distance of 880.00 feet to a point on the North section line;

Thence S89o58'00W along the North section line a distance of 1820.00 feet to the TRUE POINT OF BEGINNING.

Comprising 36.77 acres more or less.


EXHIBIT B

AMENDMENTS TO COLLATERAL ACCOUNTS AGREEMENT

Amendments to the Collateral Accounts Agreement.  The Collateral
Accounts Agreement is amended as follows:

Definitions.

The following definitions contained in the Collateral Accounts
Agreement are amended and restated as follows:

Collateralized Note Indenture means the Amended and Restated
Collateralized Note Indenture dated as of December 12, 1996 between Huntway and Fleet National Bank, as trustee, as the same has been amended, supplemented, restated or otherwise modified prior to January 20, 1999.

Event of Default shall have the meaning assigned to such term in each of the Letter of Credit Agreement, the Boeing Capital Loan Agreement and the Senior Subordinated Indenture.

Letters of Credit means the letters of credit issued under the Letter of Credit Agreement or the Replacement Letter of Credit Agreement.

Permitted Encumbrances shall have the meaning assigned to the term Permitted Liens in the Letter of Credit Agreement.

Potential Event of Default shall have the meaning assigned to such term in each of the Letter of Credit Agreement and the Senior Subordinated Indenture and the meaning assigned to the term Default in the Boeing Capital Loan Agreement.

Replacement Letter of Credit Agreement shall have the meaning assigned to such term in the Intercreditor Agreement.

Secured Obligations means all obligations and liabilities of every nature of Pledgors owing to Secured Parties now or hereafter existing under or arising out of or in connection with the Letter of Credit Agreement, the Replacement Letter of Credit Agreement, the Boeing Capital Loan Agreement, the Boeing Capital Notes, the Senior Subordinated Indenture, the Convertible Notes, the Intercreditor Agreement and each of the Collateral Documents and all extensions, or renewals thereof, whether for principal, interest (including, without limitation, interest that, but for the filing of a petition in bankruptcy with respect to Pledgors, would accrue on such obligations), reimbursement of amounts drawn under Letters of Credit, fees, commissions, expenses, indemnities or otherwise, whether voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from Collateral Agent as a preference, fraudulent transfer or otherwise, and all obligations of every nature of Pledgors now or hereafter existing under this Agreement.

The following definitions are added to Section 1 of the Collateral Accounts Agreement:

Boeing Capital means Boeing Capital Corporation, a Delaware corporation.

Boeing Capital Loan Agreement means the Loan Agreement dated as of January 20, 1999 between Boeing Capital and Huntway, as the same may be amended, supplemented, restated or otherwise modified from time to time.

Boeing Capital Notes means the Secured Promissory Note dated
January 20, 1999 issued by Huntway pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

The definition of CDSA Account is deleted from Section 1 of the Collateral Accounts Agreement.

CDSA Account. Section 5 of the Collateral Accounts Agreement is deleted.

Continuing Security Interest; Transfer of Obligations.  Section
20 of the Collateral Accounts Agreement is amended by (A) substituting for the words and the cancellation or expiration of all outstanding Letters of Credit and the IDB Letter of Credit (as defined in the Letter of Credit Agreement) and for the subsequent words and the cancellation or expiration of all outstanding Letters of Credit and the IDB Letter of Credit the words or the commitment pursuant to the Replacement Letter of Credit Agreement and the cancellation or expiration of all outstanding Letters of Credit.


EXHIBIT C

AMENDED AND RESTATED LETTER OF CREDIT
	AND
	REIMBURSEMENT AGREEMENT

	This AMENDED AND RESTATED LETTER OF CREDIT AND
REIMBURSEMENT AGREEMENT is dated as of January 20, 1999 and entered into by and among HUNTWAY REFINING
COMPANY, a Delaware corporation that is the successor by merger to Huntway Partners, L.P., a Delaware limited partnership (Huntway), SUNBELT REFINING
COMPANY, L.P., a Delaware limited partnership
(Sunbelt), and BANKERS TRUST COMPANY (Bankers).

PRELIMINARY STATEMENTS

A.	Huntway Partners, L.P., the predecessor
in interest to Huntway, Sunbelt, and Bankers have heretofore entered into that certain Letter of Credit and Reimbursement Agreement dated as of June 22, 1993, as amended by that certain First Amendment to Letter of Credit and Reimbursement Agreement dated as of December 12, 1996, that certain Sequencing and
Amendatory Agreement dated as of October 31, 1997, that certain Third Amendment to Letter of Credit and Reimbursement Agreement dated as of November 30, 1997, that certain Fourth Amendment to Letter of Credit and Reimbursement Agreement dated as of August 31, 1998 and that certain Fifth Amendment to Letter of Credit and Reimbursement Agreement dated as of January 5, 1999 (said Letter of Credit Agreement, as so amended, being the Existing Letter of Credit Agreement), pursuant to which Bankers has made certain commitments, subject to the terms and conditions set forth in the Existing Letter of Credit Agreement, to extend certain letter of credit facilities to Huntway and Sunbelt.

B.	Huntway and Sunbelt have entered into
that certain Refinancing and Amendatory Agreement dated as of January 20, 1999 with Lighthouse
Investors, L.L.C., a Delaware limited liability company, B III Capital Partners, L.P., a Delaware limited partnership, Contrarian Capital Fund I, L.P., a Delaware limited partnership, Contrarian Capital
Fund II, L.P., a Delaware limited partnership, Mellon
Bank, N.A., as trustee for First Plaza Group Trust,
Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature thereon, The IBM
Retirement Plan Trust, Bankers, Oppenheimer & Co.,
Inc., Lindner Growth Fund, Madison Dearborn
Partners III and First Chicago Equity Corporation,
United States Trust Company of New York, as Collateral
Agent under the Intercreditor Agreement referred to therein, State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture referred to therein, State Street Bank and Trust
Company, as successor in interest to Fleet National
Bank, as trustee under the Senior Indenture referred to therein, and Boeing Capital Corporation (Boeing
Capital) (the Refinancing and Amendatory Agreement).
Pursuant to the Refinancing and Amendatory Agreement, among other things, (i) Huntway will enter into the Senior Note Agreement with Boeing Capital;
(ii) Bankers will return to Huntway for cancellation its Variable Rate Senior Secured Note (Sunbelt IDB)
(the Senior Note (Sunbelt IDB)) issued under that certain Amended and Restated Collateralized Note
Indenture dated as of December 12, 1996 between Huntway and Fleet National Bank, as Trustee (the
Senior Note Indenture), and (iii) the priority of the security interests securing the obligations under the Existing Letter of Credit Agreement in respect of the IDB Letter of Credit and the Letters of Credit will be revised as set forth in the amendments to the Intercreditor Agreement set forth in Exhibit A to the Refinancing and Amendatory Agreement.

C.	Huntway, Sunbelt, and Bankers desire to
amend and restate the Existing Letter of Credit
Agreement as provided herein in order to provide for, among other things, (i) the addition of certain affirmative and negative covenants as set forth herein, (ii) the modification of the reimbursement obligation in respect of the IDB Letter of Credit,
(iii) the modification of the commitment termination date in respect of Letters of Credit, and (iv) the revision of other covenants, warranties and defaults as set forth herein.

NOW, THEREFORE, in consideration of the
premises and in order to induce Bankers to enter into the Refinancing and Amendatory Agreement, to amend the Existing Letter of Credit Agreement as provided therein, and to return to Huntway the Senior Note
(Sunbelt IDB), and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree to amend and restate the Existing Letter of Credit
Agreement in its entirety as follows:

ARTICLE I
DEFINITIONS

Section 1.01. Definitions.  Unless otherwise
indicated in this Agreement, the capitalized terms
used herein shall have the following meanings:
Affiliate, as applied to any Person, means any
other Person directly or indirectly controlling,
controlled by, or under common control with, that
Person.  For purposes of this definition, control
(including with correlative meaning, the terms
controlling, controlled by and under common control
with), as applied to any Person, means the possession,
directly or indirectly, of the power to direct or
cause the direction of the management and policies of
that Person, whether through the ownership of voting
securities or memberships or by contract or otherwise.
Agreement means this Amended and Restated Letter
of Credit and Reimbursement Agreement as it may be
amended, supplemented or otherwise modified from time
to time.
Authorized Officer means,  with respect to
Huntway, any president, vice president, secretary,
controller, treasurer, assistant vice president,
assistant secretary or assistant treasurer of Huntway.
Bankers has the meaning set forth in the intro-
ductory paragraph of this Agreement.
 Bankruptcy Code means Title 11 of the United
States Code entitled Bankruptcy, as now and hereafter
in effect, or any successor statute.
Base Rate means, for any day, the rate of interest
per annum equal to the greater of (a) the rate
announced by Bankers from time to time as its prime
lending rate for domestic commercial loans (such rate
not necessarily being the lowest rate which Bankers
charges to a borrower or group of borrowers) in effect
on such day and (b) (i) the rate on overnight Federal
funds transactions with members of the Federal Reserve
System arranged by Federal funds brokers, as published
for such day (or, if such day is not a Business Day,
the next succeeding Business Day) by the Federal
Reserve Bank of New York, or (ii) if such rate is not
so published for any day which is a Business Day, the
average of the quotations for such day on such
transactions received by Bankers from three Federal
funds brokers of recognized standing selected by it
plus in each case specified in (i) and (ii) .50% per
annum, each change in the Base Rate to be effective as
of the opening of business on the day such change
occurs.  If for any reason Bankers shall have
determined that it is unable to ascertain the rate on
overnight Federal funds transactions, including,
without limitation, the inability or failure of
Bankers to obtain sufficient bids or publications in
accordance with the terms hereof, the Base Rate shall
be the prime lending rate of Bankers until the
circumstances giving rise to such inability no longer
exist.
Business Day means a day which is not (i) a
Saturday, Sunday or legal holiday under the laws of
the State of New York or (ii) any other day on which
banking institutions in the State of New York or in
any jurisdiction in which the office of Bankers at
which drawings under any Letter of Credit must be
presented are authorized or required to be closed.
Capital Lease, as applied to any Person, means any
lease of any property (whether real, personal or
mixed) by that Person as lessee that, in conformity
with GAAP, is accounted for as a capital lease on the
balance sheet of that Person.
Cash Equivalents means (i) marketable direct
obligations issued or unconditionally guarantied by
the United States Government or issued by an agency
thereof and backed by the full faith and credit of the
United States, in each case maturing within six months
from the date of acquisition thereof; (ii) marketable
direct obligations issued by any state of the United
States of America or any political subdivision of any
such state or any public instrumentality thereof
maturing within six months from the date of
acquisition thereof and, at the time of acquisition,
having the highest rating obtainable from either
Standard & Poors Corporation or Moodys Investors
Service; (iii) commercial paper maturing no more than
270 days from the date of creation thereof and, at the
time of acquisition, having a rating of at least A-2
or P-2 from either Standard & Poors Corporation or
Moodys Investors Services; and (iv) time deposits,
certificates of deposit (whether or not Eurodollar in
nature), bankers acceptances, repurchase agreements,
reverse repurchase agreements, Eurodollar time
deposits maturing within one year or similar
investments maturing within 12 months from the date of
acquisition thereof issued by Bankers.
Collateral means all real and personal property of
Huntway and Sunbelt on which a lien exists for the
benefit of Bankers in its capacity as letter of credit
issuer under this Agreement, the holders of the Senior
Notes and the holders of the Convertible Notes,
subject to the terms of the Intercreditor Agreement.
Collateral Account Agreement means that certain
Collateral Accounts Security Agreement dated as of
December 12, 1996 by and among Huntway, Sunbelt and
Collateral Agent, as the same may be amended, restated
or otherwise modified from time to time.
Collateral Agent means United States Trust
Company of New York (or its successor), the entity
named in the Intercreditor Agreement as collateral
agent under the Intercreditor Agreement and the
Security Documents.
Commercial Letters of Credit means any dollar-
denominated commercial letter of credit issued, deemed
issued or extended by Bankers for the account of
Huntway for the benefit of Exxon Company U.S.A. or one
of its Affiliates pursuant to Section 2.01 of this
Agreement for the purpose of supporting the purchases
and exchanges of crude and crude products by Huntway
in the normal course of business or for other purposes
which have previously been approved by Bankers.
Commitment means the Letter of Credit Commitment.
Commitment Termination Date means December 31,
1999.
Compliance Certificate means a certificate
executed by Authorized Officers of Huntway who are
authorized to certify as to the matters contained in
such certificate.
Consolidated Capital Expenditures means, for any
period, the aggregate of all expenditures (whether
paid in cash or accrued as liabilities and including
that portion of Capital Leases capitalized on the
consolidated balance sheet of Huntway and its
Subsidiaries, excluding (i) the interest portion of
Capital Leases to the extent not required to be
capitalized and (ii) expenditures made in connection
with the replacement, substitution or restoration of
assets to the extent financed (a) from insurance
proceeds received from third party insurers paid on
account of the loss of or damage to the assets being
replaced or restored or (b) with awards of
compensation arising from the taking by eminent domain
or condemnation of the assets being replaced) by
Huntway and its Subsidiaries during the relevant
period that, in conformity with GAAP, should be
included in the property, plant or equipment reflected
in the consolidated balance sheet of Huntway and its
Subsidiaries.
Consolidated EBITDA means, for any period, the sum
(without duplication) of (i) Consolidated Net Income,
(ii) Consolidated Interest Expense, (iii) provisions
for taxes based on income, (iv) to the extent
Consolidated Net Income has been reduced thereby,
amortization expense, depreciation expense and other
non-cash expenses, and (v) other non-cash items
reducing Consolidated Net Income less other non-cash
items increasing Consolidated Net Income, all as
determined on a consolidated basis for Huntway and its
Subsidiaries in conformity with GAAP.
Consolidated Interest Expense means, for any
period, interest expense with respect to all
outstanding Indebtedness of Huntway and its
Subsidiaries for such period determined on a
consolidated basis in conformity with GAAP; provided
that Consolidated Interest Expense shall not include
(i) letter of credit fees and commissions on the
Letters of Credit, (ii) amortization of original issue
discount or (iii) for purposes of Section 5.15, any
interest not paid in cash.
Consolidated Net Income means, for any period, the
net income (or loss) determined in conformity with
GAAP of Huntway and its Subsidiaries on a consolidated
basis, consolidated in conformity with GAAP for such
period taken as a single accounting period; provided
that there shall be excluded (i) the income (or loss)
of any Person accrued prior to the date it becomes a
Subsidiary of Huntway or is merged into or
consolidated with Huntway or any of its Subsidiaries
or that Persons assets are acquired by Huntway or any
of its Subsidiaries, (ii) the income (or loss) related
to (x) any merger, consolidation, liquidation, winding
up or dissolving of Huntway or any of its Subsidiaries
or (y) any conveyance, sale, lease, sub-lease,
transfer or other disposition of all or any
substantial part of Huntways or any Subsidiarys
business or rights related thereto, property (whether
leased or owned in fee) or fixed assets outside the
ordinary course of business and (iii) the income of
any Subsidiary of Huntway to the extent that the
declaration or payment of dividends or similar
distributions by that Subsidiary of that income is not
at the time permitted by operation of the terms of its
charter or any agreement, instrument, judgment,
decree, order, statute, rule or governmental
regulation applicable to that Subsidiary; and provided
further, that letter of credit fees and commissions on
the Letters of Credit shall be treated as an operating
expense in calculating Consolidated Net Income.
Contingent Obligation, as applied to any Person,
means any direct or indirect liability, contingent or
otherwise, of that Person (i) with respect to any
Indebtedness, lease, dividend or other obligation of
another if the primary purpose or intent thereof by
the Person incurring the Contingent Obligation is to
provide assurance to the obligee of such obligation of
another that such obligation of another will be paid
or discharged, or that any agreements relating thereto
will be complied with, or that the holders of such
obligation will be protected (in whole or in part)
against loss in respect thereof, (ii) with respect to
any letter of credit issued for the account of that
Person or as to which that Person is otherwise liable
for reimbursement of drawings, or (iii) under Interest
Rate Agreements and Currency Agreements.  Contingent
Obligations shall include, without limitation, (a) the
direct or indirect guaranty, endorsement (otherwise
than for collection or deposit in the ordinary course
of business), co-making, discounting with recourse or
sale with recourse by such Person of the obligation of
another, (b) the obligation to make take-or-pay or
similar payments if required regardless of non-
performance by any other party or parties to an
agreement, and (c) any liability of such Person for
the obligation of another through any agreement
(contingent or otherwise) (x) to purchase, repurchase
or otherwise acquire such obligation or any security
therefor, or to provide funds for the payment or
discharge of such obligation (whether in the form of
loans, advances, stock purchases, capital
contributions or otherwise) or (y) to maintain the
solvency or any balance sheet item, level of income or
financial condition of another if, in the case of any
agreement described under subclauses (x) or (y) of
this sentence, the primary purpose or intent thereof
is as described in the preceding sentence.  The amount
of any Contingent Obligation shall be equal to the
amount of the obligation so guaranteed or otherwise
supported or, if less, the amount to which such
Contingent Obligation is specifically limited.
Convertible Notes means the 9-1/4% Senior
Subordinated Secured Convertible Notes due 2007 issued
by Huntway under the Senior Subordinated Indenture.
Crude Supply Subfacility has the meaning set forth
in Section 2.01D.
Currency Agreement means any foreign exchange
contract, currency swap agreement, futures contract,
option contract, synthetic cap or other similar
agreement or arrangement to which Huntway or any of
its Subsidiaries is a party.
Designated Officer means, with respect to Huntway
and Sunbelt, the president, chief financial officer or
controller of Huntway.
Effective Date means the date on which the
condition to the effectiveness of this Agreement set
forth in Section 3.01 is satisfied.
Employee Benefit Plan means any employee benefit
plan within the meaning of Section 3(3) of ERISA that
is maintained for employees of Huntway or any ERISA
Affiliate of Huntway.
Environmental Claim means any written accusation,
allegation, notice of violation, claim, demand,
abatement order or other order or direction
(conditional or otherwise) by any governmental
authority or any Person for any damage, including,
without limitation, personal injury (including
sickness, disease or death), tangible or intangible
property damage, contribution, indemnity, indirect or
consequential damages, damage to the environment,
nuisance, pollution, contamination or other adverse
effects on the environment, or for fines, penalties or
restrictions, in each case relating to, resulting from
or in connection with Hazardous Materials and relating
to Huntway, any of its Subsidiaries, any of their
respective Affiliates or any Facility.
Environmental Laws means all statutes, ordinances,
orders, rules, regulations or decrees and similar
provisions having the force and effect of law relating
to (i) environmental matters, including, without
limitation, those relating to fines, injunctions,
penalties, damages, contribution, cost recovery
compensation, losses or injuries resulting from the
Release or threatened Release of Hazardous Materials,
(ii) the generation, use, storage, transportation or
disposal of Hazardous Materials, or (iii) occupational
safety and health, industrial hygiene, land use or the
protection of human, plant or animal health or safety,
in any manner applicable to Huntway or any of its
Subsidiaries or any or their respective properties,
including, without limitation, the Comprehensive
Environmental Response, Compensation, and Liability
Act (42 U.S.C.  9601 et seq.), the Hazardous
Materials Transportation Act (49 U.S.C.  1801 et
seq.), the Resource Conservation and Recovery Act (42
U.S.C.  6901 et seq.), the Federal Water Pollution
Control Act ( 33 U.S.C.  1251 et seq.), the Clean Air
Act (42 U.S.C.  7401 et seq.), the Toxic Substances
Control Act (15 U.S.C.  2601 et seq.), the Federal
Insecticide, Fungicide and Rodenticide Act (7 U.S.C.
136 et seq.), the Occupational Safety and Health Act
(29 U.S.C.  651 et seq.) and the Emergency Planning
and Community Right-to-Know Act (42 U.S.C.  11001 et
seq.), each as amended or supplemented, and any
analogous future or present local, state and federal
statutes and regulations promulgated pursuant thereto,
each as in effect as of the date of determination.
ERISA means the Employee Retirement Income
Security Act of 1974, as amended and any successor
statute.
ERISA Affiliate, as applied to any Person, means
(i) any corporation that is a member of a controlled
group of corporations within the meaning of Sec-
tion 414(b) of the Internal Revenue Code of which that
person is, or was at any time, a member, (ii) any
trade or business (whether or not incorporated) that
is a member of a group of trades or businesses under
common control within the meaning of Section 414(c) of
the Internal Revenue Code of which that Person is a
member and (iii) any member of an affiliated service
group within the meaning of Section 414(m) or (o) of
the Internal Revenue Code of which that Person, any
corporation described in clause (i) above or any trade
or business described in clause (ii) above is a
member.
ERISA Event means (i) a reportable event described
in Section 4043 of ERISA and the regulations issued
thereunder with respect to any Pension Plan (excluding
those for which the provision for 30-day notice to the
PBGC has been waived by regulation); (ii) the failure
to meet the minimum funding standard of Section 412 of
the Internal Revenue Code with respect to any Pension
Plan (whether or not waived in accordance with Section
412(d) of the Internal Revenue Code) or the failure to
make by its due date a required installment under
Section 412(m) of the Internal Revenue Code with
respect to any Pension Plan or the failure to make any
required contribution to a Multiemployer Plan;
(iii) the provision by the administrator of any
Pension Plan pursuant to Section 4041(a)(2) of ERISA
of a notice of intent to terminate such plan in a
distress termination described in Section 4041(c) of
ERISA; (iv) the withdrawal by Huntway or any of its
ERISA Affiliates from any Pension Plan with two or
more contributing sponsors or the termination of any
such Pension Plan resulting in liability pursuant to
Sections 4063 or 4064 of ERISA; (v) the institution by
the PBGC of proceedings to terminate any Pension Plan,
or the occurrence of any event or condition which
could constitute grounds under ERISA for the
termination of, or the appointment of a trustee to
administer, any Pension Plan; (vi) the imposition of
liability on Huntway or any of its ERISA Affiliates
pursuant to Section 4062(e) or 4069 of ERISA or by
reason of the application of Section 4212(c) of ERISA;
(vii) the withdrawal by Huntway or any of its ERISA
Affiliates in a complete or partial withdrawal (within
the meaning of Sections 4203 and 4205 of ERISA) from
any Multiemployer Plan if there is any potential
liability therefor, or the receipt by Huntway or any
ERISA Affiliate of notice from any Multiemployer Plan
that it is in reorganization or insolvency pursuant to
Section 4241 or 4245 of ERISA or that it intends to
terminate or has terminated under Section 4041A or
4042 of ERISA; (viii) the occurrence of an act or
omission which could give rise to the imposition on
Huntway or any of its ERISA Affiliates of fines,
penalties, taxes or related charges under Chapter 43
of the Internal Revenue Code or under Section 409 or
502(c), (i) or (l) or 4071 of ERISA in respect of any
Employee Benefit Plan; (ix) the assertion of a
material claim (other than routine claims for
benefits) against any Employee Benefit Plan (other
than any Multiemployer Plan) or the assets thereof, or
against Huntway or any of its ERISA Affiliates in
connection with any such plan; (x) receipt from the
Internal Revenue Service of notice of the failure of
any Pension Plan (or any other Employee Benefit Plan
intended to be qualified under Section 401(a) of the
Internal Revenue Code) to qualify under Section 401(a)
of the Internal Revenue Code, or the failure of any
trust forming part of any Pension Plan to fail to
qualify for exemption from taxation under Section
501(a) of the Internal Revenue Code; or (xi) the
imposition of a Lien pursuant to Section 401(a)(29) or
412(n) of the Internal Revenue Code or pursuant to
ERISA with respect to any Pension Plan.
Event of Default has the meaning set forth in
Section 6.01.
Existing Letter of Credit Agreement has the
meaning set forth in the recitals to this Agreement.
 Facilities means any and all real property
(including, without limitation, all buildings,
fixtures or other improvements located thereon) now,
hereafter or heretofore owned, leased, operated or
used by Huntway or any of its Subsidiaries or any of
their respective predecessors or Affiliates.
GAAP means generally accepted accounting princi-
ples set forth in the opinions and pronouncements of
the Accounting Principles Board of the American Insti-
tute of Certified Public Accountants and statements
and pronouncements of the Financial Accounting
Standards Board or in such other statements by such
other entity as may be approved by a significant
segment of the accounting profession, which are
applicable to the circumstances as of the date of
determination.
Governmental Authorization means any permit,
license, authorization, plan, directive, consent order
or consent decree of or from any federal, state or
local governmental authority, agency or court.
Guaranty, as applied to any Person, means all loan
commitments of that Person and all obligations of that
Person guaranteeing in any manner, whether directly or
indirectly, any obligation of any other Person for the
payment of principal or interest with respect to
borrowed money.
Hazardous Materials means (i) any chemical,
material or substance at any time defined as or
included in the definition of hazardous substances,
hazardous wastes, hazardous materials, extremely
hazardous waste, restricted hazardous waste,
infectious waste, toxic substances or any other
formulations intended to define, list or classify
substances by reason of deleterious properties such as
ignitability, corrosivity, reactivity,
carcinogenicity, toxicity, reproductive toxicity, TCLP
toxicity or EP toxicity or words of similar import
under any applicable Environmental Laws; (ii) any oil,
petroleum, petroleum fraction or petroleum derived
substance; (iii) any drilling fluids, produced waters
and other wastes associated with the exploration,
development or production of crude oil, natural gas or
geothermal resources; (iv) any flammable substances or
explosives; (v) any radioactive materials;
(vi) asbestos in any form; (vii) urea formaldehyde
foam insulation; (viii) electrical equipment which
contains any oil or dielectric fluid containing levels
of polychlorinated biphenyls in excess of fifty parts
per million; (ix) pesticides; and (x) any other
chemical, material or substance, exposure to which is
prohibited, limited or regulated by any governmental
authority or which may or could pose a hazard to the
health and safety of the owners, occupants or any
Persons in the vicinity of the Facilities.
Hedging Subfacility has the meaning set forth in
Section 2.01D.
Huntway means Huntway Refining Company, a Delaware
corporation.
 IDB Bonds means the $8,600,000 aggregate
principal amount of The Industrial Development
Authority of the County of Pinals Variable/Fixed Rate
Demand Industrial Development Revenue Bonds Series
1988 (Sunbelt Refining Company, L.P. Project) issued
pursuant to the IDB Indenture to finance the
acquisition, construction and equipping by Sunbelt of
an asphalt refinery in the County of Pinal, Arizona.
IDB Indenture means that certain Indenture of
Trust dated as of August 1, 1988 between The
Industrial Development Authority of the County of
Pinal and the Dai-Ichi Kangyo Bank of California, as
trustee, pursuant to which the IDB Bonds were issued.
IDB Letter of Credit means that certain
Irrevocable Letter of Credit No. S04377 dated
October 5, 1988 in the original stated amount of
$9,510,411.00 issued by Bankers to the Trustee under
the IDB Indenture to support payment of the IDB Bonds,
as amended to date and as the same may be further
amended from time to time.
Incremental Subfacility has the meaning set forth
in Section 2.01D.
Indebtedness, as applied to any Person, means
without duplication, (a) any liability of any Person
(i) for borrowed money, or under any reimbursement
obligation relating to a letter of credit or a
bankers acceptance, or (ii) evidenced by a bond,
note, debenture or similar instrument (including a
purchase money obligation given in connection with the
acquisition of any businesses, properties or assets of
any kind, other than a trade payable or a current
liability arising in the ordinary course of business),
or (iii) for the payment of money with respect to a
Capital Lease, or (iv) in respect of an interest rate,
currency, commodity or other hedge or protection
arrangement; (b) any guarantee with respect to
Indebtedness (of the kind otherwise described in this
definition) of another Person; and (c) any amendment,
supplement, modification, deferral, renewal, extension
or refunding of any liability of the types referred to
in clauses (a) and (b) above.
Indemnitee has the meaning set forth in Section
7.06.
Intercreditor Agreement means that certain
Amended and Restated Intercreditor and Collateral
Trust Agreement dated as of December 12, 1996, by and
among Bankers (in its capacity as issuer of Letters of
Credit hereunder), the financial institutions named
therein in their capacity as holders of Senior Notes
and Convertible Notes, the trustees under the Senior
Subordinated Indenture and the Junior Subordinated
Indenture, and Collateral Agent, as such agreement has
been amended to the date hereof and as it may be
amended, supplemented, restated or otherwise modified
from time to time.
Interest Rate Agreement means any interest rate
swap agreement, interest rate cap agreement, interest
rate collar agreement or other similar agreement or
arrangement to which Huntway or any of its
Subsidiaries is a party.
Internal Revenue Code means the Internal Revenue
Code of 1986, as amended.
Junior Subordinated Debentures means Huntways 12%
Junior Subordinated Debentures Due 2005 issued and
outstanding pursuant to the Junior Subordinated
Debenture Indenture.
Junior Subordinated Debenture Indenture means the
Amended and Restated Junior Subordinated Debenture
Indenture of December 12, 1996 between Huntway and the
trustee named therein, pursuant to which the Junior
Subordinated Debentures are issued, as such indenture
has been amended to the date hereof and as it may
hereafter be further amended, supplemented or modified
from time to time to the extent permitted by Section
5.24.
Letters of Credit means the Standby Letters of
Credit and the Commercial Letters of Credit.
Letter of Credit Commitment has the meaning set
forth in Section 2.01B.
Letter of Credit Commitment Amount has the meaning
set forth in Section 2.01B.
Letter of Credit Usage means, as at any date of
determination, the sum of (i) the maximum aggregate
amount which is or at any time thereafter may become
available for drawing under all Letters of Credit then
outstanding plus (ii) the aggregate amount of all
drawings under all Letters of Credit honored by
Bankers and not theretofore reimbursed by Huntway or
Sunbelt.
Lien means any lien, mortgage, pledge, security
interest, charge or encumbrance of any kind (including
any conditional sale or other title retention agree-
ment, any lease in the nature thereof, and any agree-
ment to give any lien or security interest).
Material Adverse Effect means (i) a material
adverse effect upon the business, operations,
properties, assets, condition (financial or otherwise)
or prospects of Huntway and its Subsidiaries, taken as
a whole, or (ii) the impairment of the ability of
Huntway to perform, or of Bankers or the Collateral
Agent to enforce, the Obligations.
Multiemployer Plan means a multiemployer plan
within the meaning of Section 3(37) of ERISA to which
Huntway or any of its ERISA Affiliates is contributing
or to which Huntway or any of its ERISA Affiliates has
an obligation to contribute.
Notice of Request to Issue or Amend a Letter of
Credit has the meaning set forth in Section 2.01C.
Obligations means all obligations of Huntway and
Sunbelt to Bankers of every kind and description
(whether or not evidenced by a note or other
instrument and whether or not for the payment of
money) direct or indirect, absolute or contingent, due
or to become due, now existing or hereafter arising
pursuant to the terms of this Agreement or any Letter
of Credit and the IDB Letter of Credit or any other
document or instrument issued pursuant hereto or
thereto.
Officers Certificate means a certificate signed
on behalf of Huntway by two Authorized Officers.
Participant has the meaning set forth in Section
2.07.
PBGC means the Pension Benefit Guaranty Cor-
poration (or any successor thereto).
Pension Plan means any Employee Benefit Plan that
is subject to the provisions of Section 412 of the
Internal Revenue Code and that is maintained for em-
ployees of Huntway or any ERISA Affiliate of Huntway,
other than a Multiemployer Plan.
Permitted Liens means the following types of
Liens:
(i)	Liens (other than any Lien imposed by
ERISA) for taxes (including Liens for real
property taxes), assessments or governmental
charges or governmental claims the payment of
which is not at the time required by Section 5.05
hereof;
(ii)	Statutory Liens of landlords and Liens of
carriers, warehousemen, mechanics, materialmen and
other liens imposed by law incurred in the
ordinary course of business for sums not yet
delinquent or being contested in good faith, if
such reserve or other appropriate provision, if
any, as shall be required by GAAP shall have been
made therefor;
(iii)	Liens (other than any Lien imposed by
ERISA) incurred or deposits made in the ordinary
course of business in connection with workers
compensation, unemployment insurance and other
types of social security, or to secure the
performance of tenders, statutory obligations,
surety and appeal bonds, bids, leases, government
contracts, performance and return-of-money bonds
and other similar obligations (exclusive of
obligations for the payment of borrowed money);
(iv)	Any attachment or judgment Lien not in
excess of $100,000 (exclusive of any amount
adequately covered by insurance as to which the
insurance company has acknowledged coverage) and
any other attachment or judgment lien unless the
judgment it secures shall, within 45 days after
the entry thereof, not have been discharged or
execution thereof stayed pending appeal, or shall
not have been discharged within 45 days after the
expiration of any such stay;
(v)	Leases or subleases granted to others not
interfering in any material respect with the
business of Huntway or any of its Subsidiaries;
(vi)	Easements, rights-of-way, restrictions,
minor defects or irregularities in title and other
similar charges or encumbrances not interfering in
any material respect with the ordinary conduct of
the business of Huntway or any of its
Subsidiaries;
(vii)	Liens arising from UCC financing
statements regarding leases permitted by this
Agreement;
(viii)	Liens in favor of customs and revenue
authorities arising as a matter of law to secure
payment of customs duties in connection with the
importation of goods; and
(ix)	Liens securing obligations not in excess
of $100,000 in aggregate outstanding amount arising from automobile and personal property leases.
Person means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.
Potential Event of Default means a condition or event which, after notice or lapse of time or both, would constitute an Event of Default if that condition or event were not cured or removed within any applicable grace or cure period.
Principal Office means the principal office of Bankers at 1 BT Plaza, 130 Liberty Street, New York,
New York, 10006.
Proceeding means any suit in equity, action at law or other judicial or administrative proceeding.
Related Documents means each Letter of Credit, each Notice of Request to Issue or Amend a Letter of Credit, and each Security Document and any instrument, document or agreement relating thereto.
Release means any release, spill, emission, leaking, pumping, pouring, injection, escaping, deposit, disposal, discharge, dispersal, dumping, leaching or migration of Hazardous Materials into the indoor or outdoor environment (including, without limitation, the abandonment or disposal of any barrels, containers or other closed receptacles containing any Hazardous Materials), or into or out of any Facility, including the movement of any Hazardous
Material through the air, soil, surface water, groundwater or property.
Restricted Junior Payment means any distribution, direct or indirect, whether in cash or other property on account of (i) the units of ownership in or capital stock of Huntway or any other equity ownership in Huntway or dividend, distribution or similar payment, redemption, purchase, retirement or other acquisition for value, direct or indirect, of any units of ownership in or capital stock of Huntway or any other equity ownership interest in Huntway, (ii) the Convertible Notes for the payment or prepayment of principal or the redemption, purchase, retirement or defeasance with respect to such securities, (iii) the Junior Subordinated Debentures for the payment or prepayment of principal or interest or the redemption, purchase, retirement, defeasance, sinking fund or similar payment with respect to such securities
(except for the payment of interest in the form of securities in the same form and tenor as the Junior
Subordinated Debentures pursuant to Section 307(a) of the Junior Subordinated Debenture Indenture), and (iv) warrants, options or other rights to acquire units of ownership in or capital stock of Huntway in order to retire, or to obtain the surrender of, such securities
Security Documents means the Collateral Documents
(as such term is defined in the Intercreditor
Agreement), which create or perfect security interests for obligations under this Agreement, the Senior Note
Agreement and the Senior Subordinated Indenture.
Senior Note Agreement  means that certain Loan
Agreement dated as of January 20, 1999 by and between Huntway and Boeing Capital, as such agreement may be amended, amended and restated, supplemented or modified from time to time.
Senior Notes means the promissory notes now or hereafter issued by Huntway pursuant to the Senior
Note Agreement.
Senior Subordinated Indenture means the Indenture dated as of October 15, 1997 between Huntway and State
Street Bank and Trust Company, as trustee, pursuant to which the Convertible Notes have been issued, as amended from time to time in accordance with
Section 5.24 hereof.
Standby Letters of Credit means any dollar-denominated standby letter of credit (other than the IDB Letter of Credit) issued, deemed issued or renewed by Bankers for the account of Huntway or Sunbelt pursuant to Section 2.01 of this Agreement.
Stated Termination Date means with respect to any Letter of Credit or the IDB Letter of Credit, the date on which Bankers obligations under such Letter of Credit or the IDB Letter of Credit, as the case may be, expire or terminate.
Subfacility has the meaning set forth in Section
2.01D.
Subfacility Commitments has the meaning set forth in Section 2.01D.
Subfacility Enhancement means an increase in any Subfacility (and corresponding decrease in another
Subfacility) pursuant to the proviso in Section 2.01D.
Subsidiary means any corporation, association, partnership or other business entity of which more than 50% of the total voting power of shares of stock or memberships entitled (without regard to the occurrence of any contingency) to vote in the election of the Person or Persons (whether directors, managers, trustees or other Persons performing similar functions) having the power to direct or cause the direction of the management and policies thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more of the other Subsidiaries of that Person or a combination thereof, and references herein to Subsidiaries of Huntway, Huntway and its Subsidiaries or other similar references shall include Sunbelt unless otherwise excluded.
Sunbelt General Partner means Huntway, the Sunbelt
Managing General Partner and any other Person made a general partner pursuant to the terms of the Sunbelt
Partnership Agreement.
Sunbelt Managing General Partner means the general partner of Sunbelt which (i) owns at least 51% of the profit participation percentages of Sunbelt, and
(ii) exercises management powers with respect to Sunbelt.
Sunbelt Partnership Agreement means that certain agreement of limited partnership dated as of October 5, 1988 between the Sunbelt General Partner and the limited partners named therein, as such agreement may be amended from time to time to the extent permitted by Section 5.19, or otherwise with the consent of Bankers, which consent in such other cases will not be unreasonably withheld.
 Tax or Taxes means any present or future tax, levy, impost, duty, charge, fee, deduction or with-holding of any nature and whatever called, by whom-soever, on whomsoever and wherever imposed, levied, collected, withheld or assessed. Tax on overall net income of a Person shall be construed as a reference to tax imposed by the jurisdiction in which its prin-cipal office (and/or, in the case of Bankers, its lending office) is located on all or part of the net income, profits or gains of that Person (whether worldwide, or only insofar as such income, profits or gains are considered to arise in or to relate to a particular jurisdiction, or otherwise).
Termination Event means (i) a Reportable Event described in Section 4043 of ERISA and the regulations issued thereunder (other than a Reportable Event not subject to the provisions for 30-day notice to the PBGC under such regulations), or (ii) the withdrawal of Huntway or any of its ERISA Affiliates from a Pension Plan during a plan year in which it was a substantial employer as defined in Section 4001(a)(2) of ERISA, or (iii) the filing of a notice of intent to terminate a Pension Plan or the treatment of a Pension
Plan amendment as a termination under Section 4041 of ERISA, or (iv) the institution of proceedings to terminate a Pension Plan by the PBCG, or (v) any other event or condition which would constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan.
Total Letters of Credit means the Letters of Credit and the IDB Letter of Credit.
Section 1.02. Accounting Terms; Utilization of GAAP for Purposes of Calculations Under Agreement. For purposes of this Agreement, all accounting terms not otherwise defined herein shall have the meanings assigned to them in conformity with GAAP.
Calculations in connection with the definitions, covenants and other provisions of this Agreement shall utilize accounting principles and policies in conformity with those used to prepare the audited financial statements of Huntway and its Subsidiaries for the year ended December 31, 1997.
Section 1.03. Other Definitional Provisions.
References to Sections and subsections shall be to Sections and subsections, respectively, of this Agreement unless otherwise specifically provided. Any of the terms defined in subsection 1.1 may, unless the context otherwise requires, be used in the singular or the plural depending on the reference.

ARTICLE II
AMOUNT AND TERMS OF LETTERS OF CREDIT

Section 2.01. The Letters of Credit and the IDB
Letter of Credit.
A.	Request for Issuance or Amendment.
Huntway and Sunbelt may request that, in accordance with the provisions of this Section 2.01, on and after the Effective Date to and excluding the 30th day prior to the Commitment Termination Date, Bankers (A) issue
Letters of Credit for the account of Huntway or Sunbelt or (B) amend any Letter of Credit previously issued or deemed to have been issued under this Agreement; provided that (i) in no event shall Bankers issue any Letter of Credit or amend any Letter of Credit in a manner that would result in (v) any Commercial Letter of Credit having a Stated
Termination Date later than the date that is 30 days prior to the Commitment Termination Date,
(w) [intentionally omitted], (x) any Standby Letter of
Credit having a Stated Termination Date later than the date that is 10 days prior to the Commitment
Termination Date, (y) any Letter of Credit that is not a sight draft Letter of Credit or (z) any Letter of Credit having a Stated Termination Date more than 9 months after its date of issuance; (ii) neither
Huntway nor Sunbelt shall request that Bankers issue or amend any Letter of Credit if, after giving effect to such issuance or amendment, either (x) the Letter of Credit Usage would exceed the Letter of Credit
Commitment Amount or (y) the aggregate amount of Letters of Credit under any Subfacility would exceed its respective Subfacility Commitment and (iii) no Commercial Letter of Credit may be issued for the account of Sunbelt. The issuance or amendment of any Letter of Credit in accordance with the provisions of this Section 2.01 shall require the satisfaction of each condition set forth in Section 3.02.
	Each Letter of Credit may provide that Bankers may (but shall not be required to) pay the beneficiary thereof upon the occurrence of an Event of Default and the acceleration of the Obligations as provided in
Section 6.02 or, if payment is not then due to the beneficiary, provide for the deposit of funds in an account to secure payment to the beneficiary and that any funds so deposited shall be paid to the beneficiary of such Letter of Credit if conditions to such payment are satisfied or returned to Bankers (or, if all Obligations shall have been indefeasibly paid in full, to Huntway or Sunbelt, as the case may be) if no payment to the beneficiary has been made and the final date available for drawings under such Letter of Credit has passed. Each payment or deposit of funds by Bankers as provided in this paragraph shall be treated for all purposes of this Agreement as a drawing duly honored by Bankers under the related
Letter of Credit.
	Huntway, Sunbelt and Bankers agree that any letters of credit issued or deemed issued under the Existing Letter of Credit Agreement that are outstanding on the Effective Date shall for all purposes be deemed to have been issued under and pursuant to the terms of this Agreement, and all obligations of Huntway and Sunbelt under the Existing
Letter of Credit Agreement that shall not have been paid in full on the Effective Date shall continue as obligations of Huntway and Sunbelt hereunder. Huntway represents and warrants that Schedule I hereto correctly sets forth all letters of credit issued or deemed issued under the Existing Letter of Credit
Agreement that are outstanding on the Effective Date.

B.	Letter of Credit Commitment.
(i)	Bankers commitment to issue and amend
Letters of Credit pursuant to this Section 2.01
from the Effective Date to and excluding the
Commitment Termination Date is herein referred to
as its Letter of Credit Commitment. The maximum
aggregate amount of the Letter of Credit
Commitment of Bankers at any time is $17,500,000
(the amount available pursuant to Section 2.01D(i)
at any date of determination being the Letter of
Credit Commitment Amount) and the Letter of Credit
Commitment shall expire on the Commitment
Termination Date.  If Huntway requests an increase
in the Letter of Credit Commitment Amount as a
result of increases in the price of crude oil,
Bankers shall respond promptly to such request;
provided that Bankers shall accept or deny such
request in its sole and absolute discretion. The
aggregate face amount of all Letters of Credit
outstanding under this Agreement shall not exceed
the Letter of Credit Commitment Amount.
(ii)	The Stated Termination Date of the IDB
Letter of Credit shall not be extended beyond its
Stated Termination Date as in effect on the
Effective Date.   The IDB Letter of Credit shall
not be included within the defined term Letter of
Credit and the amount available for drawing
thereunder shall not be included in determining
usage or availability of the Letter of Credit
Amount.
C.	Notice of Request to Issue or Amend
Letters of Credit.  Whenever Huntway or Sunbelt
desires the issuance of a Letter of Credit or the
amendment of an existing Letter of Credit, a
Designated Officer of Huntway or Sunbelt, as the case
may be, shall execute and deliver to Bankers a Notice
of  Request to Issue or Amend a Letter of Credit in
the form of Exhibit A annexed hereto (a Notice of
Request to Issue or Amend a Letter of Credit) no later
than 3:00 P.M. (New York time) at least five Business
Days, or such shorter period as may be agreed to by
Bankers in any particular instance, in advance of the
proposed date of issuance or amendment.  Such delivery
may be made by facsimile or by delivery of the
original.  The Notice of  Request to Issue or Amend a
Letter of Credit shall specify (i) the proposed date
of issuance or amendment (which shall be a Business
Day); (ii) the face amount of such Letter of Credit;
(iii) the expiration date of such Letter of Credit;
(iv) the name and address of the beneficiary; (v) the
purpose (which shall be limited to the purposes
identified in Section 2.01D) for which such Letter of
Credit is being issued or amended; (vi) the
Subfacility pursuant to which such Letter of Credit is
being issued or amended and, if it is being issued or
amended pursuant to a Subfacility Enhancement, the
Subfacility being reduced to effect such enhancement;
and (vii) specify a precise description of the
documents, the verbatim text of any certificate to be
presented by the beneficiary and all other terms and
conditions required which, if presented and/or
satisfied, as the case may be, by the beneficiary
prior to the expiration date of such Letter of Credit,
would require Bankers to make payment under such
Letter of Credit; provided that Bankers, in its sole
judgment, may require changes in any such documents
and certificates.  In determining whether to pay under
any Letter of Credit or the IDB Letter of Credit,
Bankers shall be responsible only to determine that
the documents and certificates required to be
delivered under that Letter of Credit or the IDB
Letter of Credit, as the case may be, have been
delivered and that they substantially comply on their
face with the requirements of that Letter of Credit or
the IDB Letter of Credit, as the case may be.
D.	Purposes of Letters of Credit.
(i)	The Letters of Credit may be requested by
Huntway or Sunbelt for the following purposes (the
availability of Letters of Credit for each such
purpose being a Subfacility)and in the following face
amounts (as such amounts are reduced or increased as a
result of a Subfacility Enhancement, the Subfacility
Commitments):
	(a)	Standby Letters of Credit in an aggregate
face amount of up to $1,500,000 at any one time
outstanding may be requested to support
nonspeculative hedging agreements relating to the
price of crude oil entered into by Huntway (the
Hedging Subfacility);
	(b)	Commercial Letters of Credit in an
aggregate face amount of up to $17,500,000 at any
one time outstanding may be requested to support
the purchase and exchange of crude and crude
products by Huntway and Sunbelt (the Crude Supply
Subfacility); and
	(c)	Standby Letters of Credit in an aggregate
face amount of up to $1,500,000 at any one time
outstanding may be requested to support existing
lease obligations of Huntway or Sunbelt, other
obligations of Huntway or Sunbelt for which
Bankers has previously issued Letters of Credit
not specified in clauses (a) or (b) above, capital
leases entered into by Huntway after the date
hereof to the extent permitted hereunder, modifier
purchases, performance bonds and surety bonds (the
Incremental Subfacility);
provided that (A) up to $500,000 face amount of the
Letters of Credit available under the Incremental
Subfacility may be requested for use and may be
outstanding for the purposes identified in clause (b)
above; and (B) in no event shall the aggregate Letter
of Credit Usage exceed the Letter of Credit Commitment
Amount.
		(ii)	Sunbelt or Huntway may not request
amendments to extend the IDB Letter of Credit.
Section 2.02. Reimbursement
		(i)	Huntway or Sunbelt, as the case may be,
hereby agrees to pay to Bankers (x) on the date
that any amount drawn is paid under any Letter of
Credit issued for its account, a sum equal to such
amount; (y) on demand, any other amounts expressly
payable by Huntway or Sunbelt to Bankers under
this Agreement, and (z) on demand, interest on any
amounts unpaid by Huntway or Sunbelt when due
under this Agreement, whether at maturity, by
acceleration, on the date demanded or otherwise,
including post-petition interest in any proceeding
under the United States Bankruptcy Code or other
applicable bankruptcy laws, from and including the
date such amounts become due until payment in
full, whether before or after judgment, at a
fluctuating interest rate per annum equal to the
Base Rate plus 5%. Payment or acceptance of
interest provided for herein is not a permitted
alternative to timely payment and shall not
constitute a waiver of any Event of Default or
otherwise prejudice or limit any rights or
remedies of Bankers.
		(ii)	Subject to the provisions of Section 1(o)
of the Refinancing and Amendatory Agreement,
Huntway hereby agrees to pay to Bankers on the
date that any amount drawn is honored under the
IDB Letter of Credit, a sum equal to such amount.
Section 2.03. Fees.
		(a)	Huntway or Sunbelt, as the case may be,
hereby agrees to pay to Bankers with respect to each
Letter of Credit issued by it with respect to all
Letters of Credit, a commission equal to 2.00% per
annum on the face amount of Letters of Credit
outstanding; provided that Huntway or Sunbelt, as the
case may be, shall pay a commission of 3.00% per annum
on the face amount of any Letter of Credit issued
under the Crude Supply Subfacility when the aggregate
face amount of Letters of Credit outstanding under
such subfacility exceeds $14,500,000.  Notwithstanding
the grant of any participation pursuant to Section
2.07, Bankers shall at all times retain a portion of
such commission equal to .25% per annum on the face
amount of Letters of Credit Outstanding in payment for administrative services in connection therewith. All such commissions shall be payable on the thirtieth day
of each calendar month (or the last day of the month
in the case of February) during each year commencing
on the thirtieth day of the first month ending after
the Effective Date and on the Commitment Termination
Date and shall be calculated on the basis of a 360-day
year for the actual number of days elapsed.
		(b)	Huntway or Sunbelt, as the case may be,
hereby agrees to pay to Bankers with respect to the
issuance, amendment or transfer of each Letter of
Credit and the IDB Letter of Credit and each drawing
made thereunder, documentary and processing charges in
accordance with Bankers standard schedule for such
charges in effect at the time of such issuance,
amendment, transfer or drawing, as the case may be, or
as otherwise agreed to by Bankers.
		(c)	Each of Huntway and Sunbelt agrees to pay
to Bankers a commitment fee for the period from and
including the Effective Date to and excluding the
Commitment Termination Date equal to the average of
the daily unused portion of the Letter of Credit
Commitment multiplied by 1/2 of 1% per annum, such
commitment fees to be calculated on the basis of a
360-day year and the actual number of days elapsed and
to be payable monthly in arrears on the last Business
Day of each calendar month commencing in the first
month ending after the Effective Date, and on the
Commitment Termination Date for the Letters of Credit.
		(d)	Huntway hereby agrees to pay to Bankers
with respect to the IDB Letter of Credit a commission
equal to the undrawn face amount of the IDB Letter of
Credit multiplied by (i) 3.00% per annum from the
Effective Date to December 31, 1998, and (ii) 2.33%
per annum thereafter.  Such commissions shall be
calculated on the basis of a 360-day year for the
actual number of days elapsed and shall be payable
monthly in arrears on the on the last Business Day of
each calendar month commencing in the first month
ending after the Effective Date, and on the Stated
Termination Date for the IDB Letter of Credit.
Section 2.04. Increased Costs
		If Bankers determines (which determination
shall, in the absence of demonstrable error, be final
and conclusive and binding on all parties) that any
law, treaty or governmental rule, regulation or order,
or any change therein or in the interpretation,
administration or application thereof (including the
introduction of any new law, treaty, governmental
rule, regulation or order) or any determination of any governmental authority, court, central bank or comparable agency, or compliance by Bankers with any
guideline, request or directive issued or made after
the date hereof by any central bank or other
governmental or quasi-governmental authority (whether
or not having the force of law) shall:
		(A)	subject Bankers to any additional Tax with
respect to any Letter of Credit or the IDB Letter
of Credit, or shall change the amounts due under
this Agreement or any of the Related Documents or
its obligation to make any payment under the
Letters of Credit or the IDB Letter of Credit
(except for changes in the rate of Tax on the
overall net income of Bankers imposed by the
jurisdiction in which Bankers Principal Office is
located); or
		(B)	impose, modify or deem applicable any
reserve (including, without limitation, any
marginal, emergency, supplemental, special or
other reserve), capital adequacy, special deposit,
insurance or similar requirement (including,
without limitation, any such requirement imposed
by the Board of Governors of the Federal Reserve
System) against letters of credit issued by or
assets held by, deposits with or for the account
of, or credit extended by, Bankers; or
		(C)	impose on Bankers any condition with
respect to this Agreement, the Letters of Credit
or the IDB Letter of Credit or any of the Related
Documents;
and the result of any of the foregoing is to increase
the cost to Bankers of the issuance or maintenance of
the Letters of Credit or the IDB Letter of Credit, or
to reduce the amount of any sum received or receivable
by Bankers under this Agreement or under any of the
Related Documents with respect thereto, by an amount
deemed by Bankers to be material, or to reduce the
rate of return on Bankers capital as a consequence of
its obligations hereunder to a level below which
Bankers could have achieved, but for such compliance,
taking into account Bankers policies with respect to
capital adequacy, then, within ten days after demand
by Bankers, Huntway and Sunbelt shall pay for Bankers
account such additional amount or amounts as will
compensate Bankers for such increased cost or
reduction together with interest on each such amount
at a rate equal to the Base Rate plus 2% from the date
of such demand by Bankers until payment in full
thereof.  Bankers will promptly notify Huntway and
Sunbelt of any event occurring after the date hereof
of which Bankers has knowledge which will entitle
Bankers to compensation pursuant to this Section 2.04.
A certificate of Bankers claiming compensation under
this Section 2.04 and setting forth in reasonable
detail the calculation of the additional amount or
amounts to be paid to it hereunder and the basis
therefor shall be conclusive and binding in the
absence of demonstrable error.  In determining such
amount, Bankers may use any reasonable averaging and
attribution methods.  The provisions of this Section
shall apply equally to any Person acting as a
Participant in the Total Letters of Credit, as if such
Person were Bankers hereunder.
Section 2.05. Payments and Computations  All
payments by Huntway and Sunbelt to Bankers hereunder
shall be made in lawful currency of the United States
and in immediately available funds at the Principal
Office of Bankers or at such other address as Bankers
may designate in writing to Huntway and Sunbelt.
Whenever any payment under this Agreement shall be due
on a day which is not a Business Day, the date for
payment thereof shall be extended to the next suc-
ceeding Business Day.  If the date for any payment of
principal is extended by operation of law or
otherwise, interest thereon shall be payable for such
extended time.  Computations of interest and fees
hereunder shall be made by Bankers on the basis of a
year of 360 days for the actual number of days elapsed
(including the first day but excluding the last day)
and shall be conclusive with respect to the amount of
interest owed by Huntway and Sunbelt absent manifest
error.
Section 2.06. Obligations Absolute.  The payment
Obligations of Huntway and Sunbelt under this
Agreement shall be absolute, unconditional and
irrevocable, and shall be paid strictly in accordance
with the terms of this Agreement under all
circumstances whatsoever, including, without
limitation, any of  the following circumstances:
		(i)	any lack of validity or enforceability of
any Letter of Credit or the IDB Letter of Credit,
this Agreement or any other Related Document;
		(ii)	any amendment or waiver of or any consent
to departure from this Agreement or all or any of
the Related Documents except to the extent such
amendment, waiver or consent relates to the
specific payment Obligations in question;
		(iii)	the existence of any claim, set-off,
defense or other rights which Huntway, Sunbelt or
any other Person may have at any time against any
beneficiary or any transferee of any Letter of
Credit or the IDB Letter of Credit (or any Persons
for whom any such beneficiary or any such
transferee may be acting), Bankers or any other
Person, whether in connection with this Agreement,
the transactions contemplated herein or in the
Related Documents or any unrelated transaction;
		(iv)	any statement or any other document
presented under any Letter of Credit or the IDB
Letter of Credit proving to be forged, fraudulent,
invalid or insufficient in any respect or any
statement therein being untrue or inaccurate in
any respect whatsoever;
		(v)	payment by Bankers under any Letter of
Credit or the IDB Letter of Credit against
presentation of a draft or certificate which does
not comply with the terms of such Letter of Credit
or the IDB Letter of Credit, as the case may be;
provided that such payment does not constitute
gross negligence or willful misconduct of Bankers
as determined by a court of competent
jurisdiction; or
		(vi)	any other circumstance or happening
whatsoever, whether or not similar to any of the foregoing.
Section 2.07. Participations.
Bankers shall have the right to grant
participation rights in this Agreement and Bankers obligations under the Total Letters of Credit at any time and from time to time to one or more financial institutions (each a Participant); provided, however, that, except as provided to the contrary in this Agreement, such participation rights shall be obligations only of Bankers and shall not create any direct obligation of Huntway or Sunbelt to any such Participant under this Agreement or create any direct liability of any such Participant under any Letter of Credit or the IDB Letter of Credit. The grant of participation rights shall not affect or diminish the rights of Bankers to reimbursement or other payments under Article II of this Agreement, such reimbursement or payments to be calculated as if Bankers had not granted any such participation rights.
Section 2.08. Taxes.
All sums payable by Huntway and Sunbelt under this Agreement and the Related Documents shall be paid
(i) free of any restriction or condition, (ii) free and clear of and (except to the extent required by law) without any deduction or withholding on account of any Tax imposed, levied, collected, withheld or assessed by or within the United States of America or any political sub-division in or of the United States of America or any other jurisdiction from or to which a payment is made by or on behalf of Huntway or Sunbelt or by any federation or organization of which the United States of America or any such jurisdiction is a member at the time of payment and (iii) without deduction or withholding (except to the extent required by law) on account of any other amount, whether by way of set-off or otherwise.

If Huntway, Sunbelt or any other Person making a payment to Bankers is required by law to make any deduction or withholding on account of any such Tax or other amount as is referred to in the immediately preceding paragraph from any sum paid or payable by Huntway or Sunbelt to Bankers under this Agreement or the Related Documents:

		(i)	Huntway and Sunbelt shall notify Bankers
of any such requirement or any change in any such
requirement as soon as Huntway becomes aware of
it;
		(ii)	Huntway or Sunbelt, as the case may be,
shall pay any such tax or other amount before the
date on which penalties attach thereto, such
payment to be made (if the liability to pay is
imposed on Huntway or Sunbelt, as the case may be)
for its own account or (if that liability is
imposed on Bankers) on behalf of and in the name
of Bankers;
		(iii)	the sum payable by Huntway or Sunbelt
in respect of which the relevant deduction,
withholding or payment is required shall be
increased to the extent necessary to ensure that,
after the making of that deduction, withholding or
payment, Bankers or any other party receives on
the due date and retains (free from any liability
in respect of any such deduction, withholding or
payment) a net sum equal to what it would have
received and so retained had no such deduction,
withholding or payment been required or made; and
		(iv)	within 30 days after paying any sum from
which it is required by law to make any deduction or withholding, and within 30 days after the due date of payment of any Tax or other amount which it is required by clause (ii) above to pay, Huntway or Sunbelt, as the case may be, shall deliver to Bankers evidence satisfactory to Bankers of such deduction, withholding or payment and of the remittance thereof to the relevant taxing or other authority.

ARTICLE III
CONDITIONS OF EFFECTIVENESS AND ISSUANCE
Section 3.01. Condition Precedent to Effectiveness
of this Agreement  This Agreement shall become
effective upon satisfaction of or written waiver by
Bankers of each of the following conditions:
1. Bankers shall have received a favorable
legal opinion of Kirkland & Ellis, special counsel
to Huntway and Sunbelt, substantially in the form
of Exhibit B hereto.
2. Each of the conditions to effectiveness of
the Refinancing and Amendatory Agreement (other
than the effectiveness hereof) shall have been
satisfied or waived in accordance with the terms
thereof and Bankers shall have received the
amounts required to be delivered to it pursuant to
Section 1 thereof.
3. Bankers shall have received copies of the
mortgagee title insurance policies or
unconditional commitments therefor issued by
Chicago Title Insurance Company pursuant to the
Senior Note Agreement with respect to the real
estate properties owned by Huntway and Sunbelt, in
amounts not less than $16,000,000, insuring fee
simple title to, or a valid leasehold interest in,
each such property vested in  Huntway and Sunbelt
and assuring Collateral Agent that the applicable
Security Documents create valid and enforceable
mortgage Liens on the respective properties
encumbered thereby, subject only to Liens
permitted hereunder.
Section 3.02. Conditions Precedent to Issuance or
Amendment of each Letter of Credit.  The obligation of
Bankers to issue or amend each Letter of Credit shall
be subject to the following further conditions
precedent:
		(a)	On or before the date of issuance or
amendment of each Letter of Credit, Bankers shall
have received, in accordance with the provisions
of Section 2.01C, an originally executed Notice of
Request to Issue or Amend a Letter of Credit
signed by a Designated Officer requesting such
issuance or amendment, all other information
specified in Section 2.01C and such other
documents as Bankers may reasonably require in
connection with the issuance or amendment of such
Letter of Credit.
		(b)	As of the date of issuance or amendment of
such Letter of Credit:
			1.	The representations and warranties
contained herein and in the Related Documents
shall be true, correct and complete in all
material respects on and as of that date of
issuance or amendment to the same extent as
though made on and as of that date;
			2.	No event shall have occurred and be
continuing or would result from the issuance
or amendment of such Letter of Credit which
would constitute an Event of Default or a
Potential Event of Default;
			3.	Huntway and Sunbelt shall have
performed in all material respects all
agreements and satisfied all conditions which
this Agreement provides shall be performed and
satisfied by them on or before such issuance
or amendment of such Letter of Credit;
			4.	No order, judgment or decree of any
court, arbitrator or governmental authority
shall purport to enjoin or restrain Bankers
from issuing or amending such Letter of
Credit; and
			5.	There shall not be pending or, to the
knowledge of Huntway or Sunbelt, threatened, any action, suit, proceeding, governmental investigation or arbitration against or affecting Huntway or Sunbelt or any property of Huntway or Sunbelt that has not been disclosed by Huntway or Sunbelt in writing as required pursuant to Section 5.09(i) hereof prior to the issuance or renewal of the last preceding Letter of Credit (or, in the case of the initial Letter of Credit, prior to the execution of this Agreement), and there shall have occurred no development not disclosed in any such action, suit, proceeding, governmental investigation or arbitration so disclosed that, in either event, in the opinion of Bankers, would be expected to have a Material Adverse Effect.

ARTICLE IV
REPRESENTATIONS AND WARRANTIES
Section 4.01. Representations and Warranties.
Huntway and Sunbelt each represents and warrants as
follows:
		(a)	Huntway is a corporation duly incorporated
and validly existing under the laws of the State
of Delaware;  Sunbelt is a limited partnership
duly formed and validly existing under the laws of
the State of Delaware; Huntway has the requisite
corporate power and authority and Sunbelt has the
requisite partnership power and authority to own
their respective properties and to carry on their
respective businesses as now conducted and as
proposed to be conducted; Huntway has the
requisite corporate power and authority and
Sunbelt has the requisite partnership power and
authority to enter into and perform this Agreement
and each Related Document to which each is a
party; each of Huntway and Sunbelt is in good
standing in the State of Delaware and wherever
necessary to carry on its respective present
business and operations, except in jurisdictions
in which the failure to be in good standing has
and will have no material adverse effect on the
conduct of the business of Huntway or Sunbelt, as
the case may be;
		(b)	The execution, delivery and performance of
this Agreement and the Related Documents to which
it is a party have been duly authorized by all
necessary corporate or partnership action by
Huntway and Sunbelt.
		(c)	This Agreement and each Related Document
to which Huntway or Sunbelt is a party are the
legal, valid and binding obligations of Huntway or
Sunbelt, as the case may be, enforceable against
it in accordance with their respective terms,
subject, however, to the application by a court of
general principles of equity and to the effect of
any applicable bankruptcy, insolvency,
reorganization, moratorium or similar law
affecting creditors rights generally.
		(d)	The execution and delivery of this
Agreement and the Related Documents, the
consummation of the transactions herein and
therein contemplated and the fulfillment of or
compliance with the terms and conditions hereof
and thereof will not in any material respect
conflict with or constitute a violation or breach
of or default (with due notice or the passage of
time or both) under the certificate of
incorporation of Huntway and certificate of
limited partnership or agreement of limited
partnership of Sunbelt or any applicable law or
administrative rule or regulation, or any
applicable court or administrative decree or
order, or any trust agreement, mortgage, deed of
trust, loan agreement, material lease, material
contract or other material agreement or instrument
to which Huntway or Sunbelt is a party or by which
either of them or their respective properties are
otherwise subject or bound, or result in the
creation or imposition of any Lien of any nature
whatsoever, other than a Permitted Lien, upon any
of the property or assets of Huntway or Sunbelt.
		(e)	No consent or approval of any trustee,
holder of any indebtedness of Huntway, Sunbelt or
any other Person, and no consent, permission,
authorization, order or license of, or filing or
registration with, any governmental authority is
necessary in connection with the execution and
delivery of this Agreement or the Related
Documents, the consummation of any transaction
herein or therein contemplated, or the fulfillment
of or compliance with the terms and conditions
hereof or thereof, except as have been obtained or
made and as are in full force and effect.
		(f)	Except as set forth on Schedule II
attached hereto, there is no action, suit,
proceeding, inquiry or investigation before or by
any court or federal, state, municipal or other
governmental authority or arbitrator or other
Person, pending or, to the knowledge of Huntway or
Sunbelt after reasonable inquiry and
investigation, threatened against or affecting
Huntway or any of its Subsidiaries or the assets,
properties or operations of Huntway or any of its
Subsidiaries which, if determined adversely to
Huntway or any of its Subsidiaries or their
respective interests, would be reasonably likely
to have a material adverse effect upon the
consummation of the transactions contemplated by
or the fulfillment or compliance with the terms
and conditions, or the legality, validity or
enforceability, of this Agreement or the Related
Documents, or upon the financial condition,
assets, properties or operations of Huntway and
its Subsidiaries, taken as a whole, and neither
Huntway nor any of its Subsidiaries is in default
(and no event has occurred and is continuing which
with the giving of notice or the passage of time
or both could constitute a default) with respect
to any order or decree of any court or any order,
regulation or demand of any federal, state,
municipal or other governmental authority or
arbitrator or other Person, which default would be
reasonably likely to have consequences that would
materially and adversely affect the consummation
of the transactions contemplated by this Agreement
or the Related Documents, or the financial
condition, assets, properties, prospects or
operations of Huntway and its Subsidiaries, taken
as a whole, or their respective properties.
		(g)	Except as set forth on Schedule III
attached hereto, all tax returns (federal, state
and local) required to be filed by or on behalf of
Huntway and its Subsidiaries have been filed, and
all taxes shown thereon to be due, including
interest and penalties, except such, if any, as
are being actively contested by Huntway or any of
its Subsidiaries in good faith, have been paid or
adequate reserves have been made for the payment
thereof, which reserves, if any, are reflected in
the financial statements described in subsection
(h) of this Section.
		(h)	The audited consolidated balance sheet of
Huntway as at December 31, 1997, and the related
statements of income and changes in partners
equity were prepared in conformity with GAAP and
present fairly the financial position of Huntway
and its Subsidiaries as at such date, and since
December 31, 1997, there has been no material
adverse change in the financial condition, assets,
liabilities, properties, prospects or results of
operations of Huntway and its Subsidiaries, taken
as a whole.  Neither Huntway nor any of its
Subsidiaries has any material Guaranty or
Indebtedness, contingent obligation, contingent
liability or liability for taxes, long term lease
or unusual forward or long-term commitment that is
not reflected in the foregoing financial
statements or the notes thereto and that in any
case is material in relation to the business,
operations, properties, assets, condition
(financial or otherwise) or prospects of Huntway
and its Subsidiaries, taken as a whole.
		(i)	Huntway and its Subsidiaries have good and
marketable title to all their respective
properties and assets reflected in the most recent
consolidated balance sheet referred to in Section
4.01(h) or in the most recent financial statements
delivered pursuant to Section 5.09 hereof, except
for assets acquired or disposed of in the ordinary
course of business since the date of such
consolidated balance sheet or financial statements
or as otherwise permitted hereunder, and all such
properties and assets are free from any adverse
Lien of any kind whatsoever, excepting only
Permitted Liens.
		(j)	Except as set forth on Schedule VI hereto
or disclosed in writing to Bankers prior to the
date hereof, Huntway and each of its ERISA
Affiliates are each in compliance in all material
respects with all applicable provisions of ERISA
and the regulations and published interpretations
thereunder with respect to each Employee Benefit
Plan, and have performed all their obligations
under each Employee Benefit Plan.
			(ii)	Except as set forth on Schedule VI
hereto, no ERISA Event has occurred or is
reasonably expected to occur with respect to
any Employee Benefit Plan.
			(iii)	Except to the extent required
under Section 4980B of the Internal Revenue
Code or applicable state continuation coverage
laws, no Employee Benefit Plan provides health
or welfare benefits (through the purchase of
insurance or otherwise) for any retired or
former employees of Huntway or any of its
ERISA Affiliates.
			(iv)	As of the most recent valuation date
for any Pension Plan, the amount of unfunded
benefit liabilities (as defined in
Section 4001(a)(18) of ERISA), individually or
in the aggregate for all Pension Plans
(excluding for purposes of such computation
any Pension Plans with respect to which assets
exceed benefit liabilities), does not exceed
$250,000.
		(k)	Except as set forth on Schedule IV
attached hereto, Huntway and each of its
Subsidiaries has complied with all statutes,
regulations and other laws of all governmental
authorities, including environmental laws and
regulations, applicable to Huntway and its
Subsidiaries except those statutes, regulations
and other laws that if violated or breached by
Huntway or any of its Subsidiaries would not be
reasonably expected to have a Material Adverse
Effect.
		(l)	Neither Huntway nor any of its
Subsidiaries is subject to regulation under the
Public Utility Holding Company Act of 1935, the
Federal Power Act, the Interstate Commerce Act,
the Investment Company Act of 1940 or any other
federal or state statute or regulation that may
limit Huntways ability to incur Indebtedness or
that may otherwise render all or any portion of
the Obligations unenforceable.  Neither Huntway
nor any of its Subsidiaries is engaged
principally, or as one of its important
activities, in the business of extending credit
for the purchase of stock or other securities.
		(m)	No information furnished by (or on behalf
of) Huntway or Sunbelt to Bankers in connection
with this Agreement or the Related Documents
includes any untrue statement of a material fact
or omits to state a material fact necessary in
order to make the statements made in such
information, in the light of the circumstances in
which they were made, not misleading in any
material respect.
		(n)	As of the date hereof, Huntway and Sunbelt
each possesses all necessary trade names and
licenses to conduct its business as now operated
without any known conflict with the valid
trademarks, tradenames, copyrights, patents,
patent rights and licenses or other intangible
property rights of others.
		(o)	Huntway does not have a Subsidiary other
than Sunbelt.
		(p)	Except as set forth in Schedule V annexed
hereto:
			(i)	the operations of Huntway and each of
its Subsidiaries (including, without
limitation, all operations and conditions at
or in the Facilities) comply in all material
respects with all Environmental Laws;
			(ii)	Huntway and each of its Subsidiaries
have obtained all Governmental Authorizations
under Environmental Laws necessary to their
respective operations, and all such
Governmental Authorizations are in good
standing, and Huntway and each of its
Subsidiaries are in compliance with all
material terms and conditions of such
Governmental Authorizations;
			(iii)	neither Huntway nor any of its
Subsidiaries has received (a) any notice or
claim to the effect that it is or may be
liable to any Person as a result of or in
connection with any Hazardous Materials or
(b) any letter or request for information
under Section 104 of the Comprehensive
Environmental Response, Compensation, and
Liability Act (42 U.S.C.  9604) or comparable
state laws, that in either case Huntway was
required to advise Bankers of pursuant to
Section 423(c) of the Senior Note Indenture
and did not advise Bankers of, and, to the
best of Huntways knowledge, none of the
operations of Huntway or any of its
Subsidiaries is the subject of any federal or
state investigation relating to or in
connection with any Hazardous Materials at any
Facility or at any other location that Huntway
was required to advise Bankers of pursuant to
Section 423(c) of the Senior Note Indenture
and did not advise Bankers of;
			(iv)	none of the operations of Huntway or
any of its Subsidiaries is subject to any
judicial or administrative proceeding alleging
the violation of or liability under any
Environmental Laws which if adversely
determined is reasonably likely to have a
Material Adverse Effect;
			(v)	neither Huntway nor any of its
Subsidiaries nor any of their respective
Facilities or operations are subject to any
outstanding written order or agreement with
any governmental authority or private party
relating to (a) any Environmental Laws or
(b) any Environmental Claims;
			(vi)	neither Huntway nor any of its
Subsidiaries has any contingent liability in
connection with any Release of any Hazardous
Materials by Huntway or any of its
Subsidiaries;
			(vii)	neither Huntway nor any of its
Subsidiaries nor, to the best knowledge of
Huntway, any predecessor of Huntway or any of
its Subsidiaries has filed any notice under
any Environmental Law indicating past or
present treatment or Release of Hazardous
Materials at any Facility, and none of
Huntways or any of its Subsidiaries
operations involves the generation,
transportation, treatment, storage or disposal
of hazardous waste, as defined under 40 C.F.R.
Parts 260-270 or any state equivalent except
to the extent any such activity is conducted
in compliance with all applicable laws;
			(viii)	no Hazardous Materials exist on,
under or about any Facility in a manner that
has a reasonably possibility of giving rise to
an Environmental Claim having a Material
Adverse Effect, and neither Huntway nor any of
its Subsidiaries has filed any notice or
report of a Release of any Hazardous Materials
that has a reasonable possibility of giving
rise to an Environmental Claim having a
Material Adverse Effect;
			(ix)	neither Huntway nor any of its
Subsidiaries nor, to the best knowledge of
Huntway, any of their respective predecessors
has disposed of any Hazardous Materials in a
manner that has a reasonable possibility of
giving rise to an Environmental Claim having a
Material Adverse Effect;
			(x)	no underground storage tanks or
surface impoundments are on or at any
Facility; and
			(xi)	no Lien in favor of any Person
relating to or in connection with any
Environmental Claim has been filed or has been
attached to any Facility.
(q) 	All Information Systems and Equipment
are either Year 2000 Compliant, or any
reprogramming, remediation, or any other corrective action, including the internal testing of all such Information Systems and Equipment, will be completed by September 30, 1999. Further, to the extent that such reprogramming/remediation and testing action is required, the cost thereof, as well as the cost of the reasonably foreseeable consequences of failure to become Year 2000
Compliant, to Huntway and its Subsidiaries
(including, without limitation, reprogramming errors and the failure of other systems or equipment) will not result in an Event of Default or a Material Adverse Effect
Year 2000 Compliant means that all Information
Systems and Equipment accurately process date data
(including, but not limited to, calculating, comparing and sequencing), before, during and after the year 2000, as well as same and multi-century dates, or between the years 1999 and 2000, taking into account all leap years, including the fact that the year 2000 is a leap year. Year 2000
Compliant further means that all Information
Systems and Equipment, when used in combination with, or interfacing with, other Information
Systems and Equipment, shall accurately accept, release and exchange date data, and in all material respects continue to function in the same manner as such Information Systems and Equipment performs today and that the use in combination with or interfacing with other Information Systems and Equipment shall not otherwise impair the accuracy or functionality of any such Information
Systems and Equipment.
Information Systems and Equipment means all computer hardware, firmware and software, as well as other information processing systems, or any equipment containing embedded microchips, whether directly owned, licensed, leased, operated or otherwise controlled by Huntway or any of its Subsidiaries, including through third-party service providers, and which, in whole or in part, are used, operated, relied upon, or integral to, Huntways or any of its Subsidiaries conduct of their business.
		The representations and warranties made by Huntway and Sunbelt in the Related Documents are hereby incorporated by reference herein.

ARTICLE V
COVENANTS OF HUNTWAY AND SUNBELT
		Each of Huntway and Sunbelt covenants and agrees that, so long as the Commitment hereunder shall be in effect and until termination or expiration of the Total Letters of Credit and reimbursement of all amounts owing in respect thereof, unless Bankers shall otherwise give prior written consent, Huntway and Sunbelt shall perform all covenants in this Article V.
Section 5.01. Scheduled Redemptions of IDB Bonds.
	Huntway shall cause 100% of the IDB Bonds to be called for redemption effective on or before February 1, 1999.
Section 5.02.  [intentionally omitted].
Section 5.03.  [intentionally omitted].
Section 5.04. Maintenance of Existence; Compliance with Laws
Huntway will do or cause to be done all things necessary to preserve and keep in full force and effect its corporate existence and the corporate or partnership existence, as the case may be, of each of its Subsidiaries and all rights, privileges, franchises, permits, licenses, patents, patent rights and other authority which if not so preserved or kept in full force and effect would have a material adverse effect on the business of Huntway and its Subsidiaries taken as a whole, provided that the foregoing provisions of this Section 5.04 shall not prevent any transaction permitted by Section 5.19. Huntway and its Subsidiaries will at all times conduct their business in an orderly manner without voluntary interruption and shall exercise all reasonable diligence in order to comply with the requirements of all material applicable laws, rules, regulations, licenses, permits and orders of any governmental authority, noncompliance with which could materially and adversely affect the business, properties, assets, operations or condition (financial or otherwise) of Huntway and its Subsidiaries taken as a whole.

Section 5.05. Payment of Taxes and Other Claims
		(a)	Huntway will, and will cause each of its
Subsidiaries to, pay all taxes, assessments and other
governmental charges imposed upon it or any of its
properties or assets or in respect of any of its
franchises, business, income or property before any
penalty or interest accrues thereon, and all claims
(including, without limitation, claims for labor,
services, material and supplies) of sums which have
become due and payable and which by law have or may
become a Lien upon any of its properties or assets,
prior to the time when any penalty or fine shall be
incurred with respect thereof; provided that no such
charge or claim need be paid if being contested in
good faith by appropriate Proceedings promptly
instituted and diligently conducted and if such
reserve or other appropriate provision, if any, as
shall be required in conformity with GAAP shall have
been made therefor.
		(b)	Huntway will not, nor will it permit any
of its Subsidiaries to, file or consent to the filing of any consolidated income tax return with any Person
(other than its Subsidiaries).
Section 5.06. Limitation on Indebtedness
Huntway will not, and will not permit any of its Subsidiaries to, directly or indirectly, create, incur, assume, guarantee, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

(a)	Huntway may become and remain liable with
respect to Indebtedness under the Senior Notes in an
aggregate principal amount not to exceed $20,000,000;
(b)	Huntway may become and remain liable with
respect to the Indebtedness under the Junior
Subordinated Debentures;
(c)	Huntway may become and remain liable with
respect to the Obligations;
(d)	Huntway and its Subsidiaries may become
and remain liable with respect to intercompany loans
and advances among Huntway and its wholly-owned
Subsidiaries, and Sunbelt may become and remain liable
with respect to Indebtedness owed to Huntway, provided
that if such Indebtedness is or becomes evidenced by
any promissory note or other instrument, Huntway shall
promptly pledge and deliver to the Collateral Agent
such promissory note or other instrument, duly
endorsed in blank;
(e)	Huntway and its Subsidiaries may become
and remain liable with respect to letters of credit in
addition to those issued hereunder, issued to support
crude oil purchases and exchanges; provided that the
crude oil or other asset so acquired shall be subject
to a Lien in favor of the Collateral Agent securing
the Secured Obligations; and provided further that
each such letter of credit shall state that the issuer
of such letter of credit has no Lien on any assets of
Huntway or its Subsidiaries except for cash
collateral, if any, relating to such letter of credit;
(f)	Huntway and its Subsidiaries may become
and remain liable with respect to hedging agreements
relating to the price of crude oil in an amount not to
exceed $1,500,000;
(g)	Sunbelt may remain liable with respect to
the IDB Bonds until February 1, 1999;
(h)	Huntway may become liable with respect to
Capital Leases to the extent otherwise permitted
hereunder;
(i)	[intentionally omitted];
(j)	[intentionally omitted];
(k)	Huntway may become and remain liable with
respect to the Indebtedness under the Senior
Subordinated Indenture;
(l)	[intentionally omitted]; and
(m)	in addition to Indebtedness permitted by
clauses (a) through (l) above, Huntway and its Subsidiaries may become and remain liable with respect to Indebtedness in an amount not to exceed $500,000 in the aggregate at any one time.
Section 5.07. Limitation on Restricted Junior
Payments
Huntway and its Subsidiaries will not,
directly or indirectly, declare, order, pay, make or set apart any sum for any Restricted Junior Payment prior to the termination or expiration of all Letters of Credit and the IDB Letter of Credit, the cancellation or expiration of the Commitment, and payment in full of all Obligations.
Section 5.08. Limitation on Restrictions Affecting
Subsidiaries.
Huntway will not, and will not permit any of its Subsidiaries to, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any Subsidiary to (a) pay dividends or make any other distribution on any of such Subsidiarys capital stock or partnership interests owned by Huntway or any Subsidiary of Huntway, (b) pay any Indebtedness owed to Huntway or any other Subsidiary of Huntway,
(c) make loans or advances to Huntway or any other
Subsidiary of Huntway or (d) transfer any of its property or assets to Huntway or any other Subsidiary of Huntway.

Section 5.09. Financial Statements and Other
Reports
Huntway will maintain a system of accounting
established and administered in accordance with past
sound business practices to permit preparation of
financial statements in conformity with GAAP.  Huntway
will deliver to Bankers:
(a)	as soon as practicable, and in any event
within 30 days after the end of each of the first two
calendar months of each quarter (except 50 days in the
case of January and 40 days in the case of February)
in each year, consolidated and consolidating balance
sheets of Huntway and its Subsidiaries as at the end
of such period and the related consolidated (and, as
to statements of income only, consolidating)
statements of income, cash flows and equity of Huntway
and its Subsidiaries for such month, setting forth in
each case in comparative form the consolidated figures
for the corresponding periods of the previous fiscal
year, all in reasonable detail and certified by the
chief financial officer of Huntway that they fairly
present the financial condition of Huntway and its
Subsidiaries as at the dates indicated and the results
of their operations for the periods indicated, subject
to changes resulting from audit and normal year-end
adjustment; and within 10 days after the end of each
calendar month in each year, a flash report
(substantially in the form presently prepared by
Huntway) setting forth the number of barrels sold,
revenues and gross margins for such month;
(b)	as soon as practicable, and in any event
within 45 days after the end of each of the first
three quarters in each year, consolidated balance
sheets of Huntway and its Subsidiaries as at the end
of such period and the related consolidated statements
of income, cash flows and partners equity of Huntway
and its Subsidiaries for such month and for the period
from the beginning of the current fiscal year to the
end of such quarter, setting forth in each case in
comparative form the consolidated figures for the
corresponding periods of the previous fiscal year, all
in reasonable detail and certified by the chief
financial officer of Huntway that they fairly present
the financial condition of Huntway and its
Subsidiaries as at the dates indicated and the results
of their operations for the periods indicated, subject
to changes resulting from audit and normal year-end
adjustment;
(c)	as soon as practicable, and in any event
within 90 days after the end of each year,
consolidated balance sheets of Huntway and its
Subsidiaries as at the end of such year and the
related consolidated statements of income, cash flows
and equity of Huntway and its Subsidiaries for such
year with a report thereon by the independent public
accountants of Huntway, setting forth in each case in
comparative form the consolidated figures for the
previous fiscal year, all in reasonable detail and
certified by the chief financial officer of Huntway
that they fairly present the financial condition of
Huntway and its Subsidiaries as at the dates indicated
and the results of their operations for the periods
indicated;
(d)	As soon as practicable, and in any event
within 30 days after the end of January and February
of each year, preliminary consolidated balance sheets
of Huntway as at the end of such period and the
related preliminary consolidated statements of income
of Huntway and its Subsidiaries for such month,
setting forth in each case in comparative form the
consolidated figures for the corresponding periods of
the previous fiscal year;
(e)	together with each delivery of financial
statements of Huntway and its Subsidiaries pursuant to
subsections (a), (b) and (c) above, (i) an Officers
Certificate stating that the signers have reviewed the
terms of this Agreement and have made, or caused to be
made under their supervision, a review in reasonable
detail of the transactions and condition of Huntway
and its Subsidiaries during the accounting period
covered by such financial statements and that such
review has not disclosed the existence at the end of
such accounting period, and that the signers do not
have knowledge of the existence as at the date of the
Officers Certificate, of any condition or event which
constitutes an Event of Default or Potential Event of
Default, or, if any such condition or event existed or
exists, specifying the nature and period of existence
thereof and what action Huntway has taken, is taking
and proposes to take with respect thereto; and (ii) a
Compliance Certificate demonstrating in reasonable
detail compliance at the end of each applicable
accounting period with the restrictions contained in
Section 5.15, and specifying the aggregate amount of
interest paid (in cash and in kind) or accrued by
Huntway and its Subsidiaries, and the aggregate amount
of depreciation and amortization charged on the books
of Huntway and its Subsidiaries; provided that a
Compliance Certificate need not be delivered with
delivery of financial statements of Huntway and its
Subsidiaries pursuant to subsection (a) above;
(f)	promptly upon receipt thereof, copies of
all reports submitted to Huntway or its Subsidiaries
by independent public accountants in connection with
each annual, interim or special audit of the financial
statements of Huntway and its Subsidiaries made by
such accountants, including, without limitation, the
management letter submitted by such accountants in
connection with their annual audit;
(g)	promptly upon their becoming available,
copies of all financial statements, reports, notices
and proxy statements, if any, sent or made available
generally by Huntway to its security holders or by any
Subsidiary of Huntway to its security holders other
than Huntway or another Subsidiary, of all regular and
periodic reports (including, Forms 10-Q, 10-K and 8-
K), all registration statements and prospectuses, if
any, and all other information and documents filed by
Huntway or any of its Subsidiaries with any securities
exchange or with the Securities and Exchange
Commission or any governmental authority succeeding to
any of its functions, and of all press releases and
other statements made available generally by Huntway
or any Subsidiary of Huntway to the public concerning
material developments in the business of Huntway and
its Subsidiaries;
(h)	promptly upon any officer of Huntway
obtaining knowledge (i) of any condition or event
which constitutes an Event of Default or Potential
Event of Default, (ii) that any Person has given any
notice to Huntway or any Subsidiary of Huntway or
taken any other action with respect to a claimed
default or event or condition of the type referred to
in Section 6.01(vii), (iii) of a material adverse
change in the business, operations, properties,
assets, condition (financial or otherwise) or
prospects of Huntway and its Subsidiaries, taken as a
whole, an Officers Certificate specifying the nature
and period of existence of any such condition or
event, or specifying the notice given or action taken
by such holder or Person and the nature of such
claimed default, Event of Default, Potential Event of
Default, or event or condition, and what action
Huntway or such Subsidiary, as the case may be, has
taken, is taking and proposes to take with respect
thereto, or (iv) that any holder of a Lien permitted
by Section 5.10(g) has given any notice to Huntway or
any Subsidiary of Huntway or taken any other action
with respect to such Lien that could result in the
foreclosure or enforcement of such Lien against the
assets of Huntway or any Subsidiary;
(i)	promptly upon any officer of Huntway
obtaining knowledge of (i) the institution of, or
threat of, any action, suit, proceeding, governmental
investigation or arbitration against or materially and
adversely affecting Huntway or any of its Subsidiaries
or any property of Huntway or any of its Subsidiaries,
which constitutes a claim with a reasonable likelihood
of success and which has not previously been disclosed
by Huntway to Bankers, or (ii) any material
development in any such action, suit, proceeding,
governmental investigation or arbitration, which if
adversely determined, might materially and adversely
affect the business, operations, properties, assets or
condition (financial or otherwise) of Huntway and its
Subsidiaries, taken as a whole, Huntway shall promptly
given notice thereof to Bankers and provide such other
information as may be reasonably available to Huntway
to enable Bankers and its counsel to evaluate such
matters;
(j)	promptly upon becoming aware of the
occurrence of any (i) Termination Event, or
(ii) prohibited transaction, as such term is defined
in Section 4975 of the Internal Revenue Code, in
connection with any Pension Plan or any trust created
thereunder, a written notice specifying the nature
thereof, what action Huntway has taken, is taking or
proposes to take with respect thereto and, when known,
any action taken or threatened by the Internal Revenue
Service or the PBGC with respect thereto;
(k)	with reasonable promptness copies of
(i) all notices received by Huntway or any of its
ERISA Affiliates of the PBGCs intent to terminate any
Pension Plan or to have a trustee appointed to
administer any Pension Plan; (ii) each Schedule B
(Actuarial Information) to the annual report (Form
5500 Series) filed by Huntway or any of its ERISA
Affiliates with the Internal Revenue Service with
respect to each Pension Plan; and (iii) all notices
received by Huntway or any of its ERISA Affiliates
from a Multiemployer Plan sponsor concerning the
imposition or amount of withdrawal liability pursuant
to Section 4202 of ERISA;
(l)	as soon as practicable, and in any event
within 10 days after the end of each month, a report
setting forth a list of letters of credit outstanding,
the issue date, the expiration date, the beneficiary
and the use of each letter of credit outstanding as of
such date;
(m)	on or before November 1 of each year
draft, and on or before November 30 of each year
final, projections for Huntway for the next year
containing balance sheets, income statements and cash
flow statements for the year and for each month of the
year; and
(n)	with reasonable promptness, such other
information and data with respect to Huntway or its
Subsidiaries as from time to time may be reasonably
requested by Bankers.
Section 5.10. Limitation on Liens.
Huntway will not, and will not permit any of
its Subsidiaries to, directly or indirectly, create,
incur, assume or permit to exist any Lien on or with
respect to any of its properties or assets or the
properties or assets of any of its Subsidiaries,
respectively, whether now owned or hereafter acquired,
or any income or profits therefrom, except:
(a)	Permitted Liens;
(b)	Liens created by the Collateral Documents
in favor of Bankers or the Collateral Agent;
 (c)	Liens on the assets that are subject to
that certain Master Agreement Business Deposit
Accounts by and between Huntway and Bank of America
(BofA) dated as of  January 19, 1999, in favor of
BofA;
(d)	[intentionally omitted];
(e)	[intentionally omitted];
(f)	[intentionally omitted]; and
(g)	Liens which have been consented to in
writing by Bankers.
Neither Huntway nor any of its Subsidiaries
will enter into any agreement prohibiting the creation
or assumption of any Lien upon any of their properties
or assets, whether now owned or hereafter acquired, to
secure payment of the Obligations.
Section 5.11. Restrictions on Acquisition of
Subsidiaries
Huntway will not, nor will it permit any
Subsidiary to, acquire or form any Subsidiaries
without the express prior written consent of Bankers,
which consent shall not be unreasonably withheld;
provided that in all cases Bankers or the Collateral
Agent shall obtain a Lien with respect to the stock
and assets of such Subsidiaries.  Reference to
Subsidiaries in this Indenture shall not be applicable
until any such Subsidiaries are formed.
Section 5.12. Inspection
Huntway will permit authorized representatives
designated by Bankers, at the expense of Bankers, to
visit and inspect properties of Huntway or any of its
Subsidiaries, including its and their financial and
accounting records, and to make copies and take
extracts therefrom, and to discuss its and their
affairs, finances and accounts with its and their
officers and independent public accountants, all upon
reasonable notice to Huntway and at such reasonable
times during normal business hours and as often as may
be reasonably requested.
Section 5.13. Maintenance of Properties and
Insurance.
Huntway will cause all material properties
owned by or leased to it or any of its Subsidiaries
and used or useful in the conduct of its business or
the business of such Subsidiary to be maintained and
kept in normal condition, repair and working order and
supplied with all necessary equipment and will cause
to be made all necessary repairs, renewals,
replacements, betterments and improvements thereof,
all as in the judgment of Huntway may be necessary, so
that the business carried on in connection therewith
may be properly and advantageously conducted at all
times.  Huntway will provide or cause to be provided,
for itself and the Subsidiaries, insurance against
loss or damage of the kinds customarily insured
against by entities similarly situated and owning like
properties, including, but not limited to, products
liability insurance and public liability insurance,
with reputable insurers or with the government of the
United States of America or an agency or
instrumentality thereof, in such amounts with such
deductibles and by such methods as shall be customary
for entities similarly situated in the industry.
Section 5.14. Transactions with Partners and
Affiliates.
Huntway will not, and will not permit any of
its Subsidiaries to, directly or indirectly, enter
into or permit to exist any transaction (including,
without limitation, the purchase, sale, lease or
exchange of any property or the rendering of any
service) with any holder of 5% or more of the total
capital stock of Huntway, or with an Affiliate of
Huntway or of any such holder, on terms that are less
favorable to Huntway or that Subsidiary, as the case
may be, than those which might be obtained at the time
from Persons who are not such a holder or Affiliate;
provided that the foregoing restriction shall not
apply to (i) any transaction between Huntway and any
of its wholly-owned Subsidiaries or between any of
Huntways wholly-owned Subsidiaries , (ii) any loan to
any employee permitted under Section 5.17 or (iii) the
grant of any stock option by Huntway to any of its
directors or employees or the exercise of such stock
options.
Section 5.15. Financial Covenants.
Huntway will not permit Consolidated EBITDA as
of the last day of each quarter for the four
consecutive quarter period ended on such day to be
less than $8,500,000.
Section 5.16.  [intentionally omitted]
Section 5.17. Limitation on Investments, Loans and
Advances.
Huntway will not, nor will it permit any
Subsidiary to, make any advance, loan, extension of
credit or capital contribution to, or purchase any
stock, bonds, notes, debentures or other securities
of, or make any other investment in, any Person,
except (a) extensions of trade credit in the ordinary
course of business and investments in Cash
Equivalents; (b) advances to employees in the ordinary
course of business which shall not exceed $10,000 to
any single employee and $25,000 in the aggregate to
all employees at any time outstanding; and (c) hedging
transactions relating to crude oil purchases otherwise
permitted hereunder; (d) Loans by Huntway to Sunbelt
and (e) investments made pursuant to that certain
Master Agreement Business Deposit Accounts by and
between Huntway and Bank of America (BofA) dated as of
January 19, 1999, in favor of  BofA.
Section 5.18. Limitation on Consolidated Capital
Expenditures.
Huntway will not and will not permit any of
its Subsidiaries to make, in the aggregate,
Consolidated Capital Expenditures in an amount in
excess of $2,500,000 during 1997, in excess of
$3,500,000 during 1998 or in excess of $8,500,000
during 1999.
With respect to the capital expenditure
limitations set forth above, Bankers, in connection
with its review of the information required by Section
5.09(m) will discuss with Huntway any necessary
increases to the permitted level of capital
expenditures as a result of presently unanticipated
remedial actions required by regulation or law.
Section 5.19. Fundamental Changes Only on Certain
Terms.
Huntway will not, and will not permit any of
its Subsidiaries to, (i) amend the Sunbelt Partnership
Agreement other than to add additional limited
partners or general partners pursuant to the terms
thereof, alter the obligations of the Sunbelt General
Partner under the Sunbelt Partnership Agreement, or
allow Huntway to withdraw from the Sunbelt partnership
or to sell or otherwise transfer any of its Sunbelt
partnership interests to any Person such that Huntway
ceases to be the Sunbelt Managing General Partner, or
add any person as a general partner such that Huntway
ceases to be the Sunbelt Managing General Partner,
without the express prior written consent of Bankers;
provided, however, that Sunbelt may alter the
existence of the limited partners in accordance with
the provisions of Articles V and VI of the Sunbelt
Partnership Agreement, or (ii) enter into any
transaction of merger or consolidation, or liquidate,
wind up or dissolve itself (or suffer any liquidation
or dissolution), or convey, sell, lease, sub-lease,
transfer or otherwise dispose of, in one transaction
or a series of transactions, all or any substantial
part of its business or rights related thereto,
property (whether leased or owned in fee) or fixed
assets outside of the ordinary course of business
consistent with past practices, whether now owned or
hereafter acquired or acquire by purchase or otherwise
all or substantially all the business, property or
fixed assets of, or stock or other evidence of
beneficial ownership of, any Person except:
(a)	Huntway may transfer its Sunbelt
partnership interests or Sunbelt may transfer its
interest in the underlying assets of Sunbelt if it
receives at least the fair market value of such
transferred interests or assets and the proceeds from
such transfer that constitute proceeds of Boeing
Capital First Priority Collateral (as such term is
defined in the Intercreditor Agreement) are applied to
prepay Indebtedness owed under the Senior Notes and
the proceeds from such transfer that constitute
proceeds of Boeing Capital Second Priority Collateral
(as such term is defined in the Intercreditor
Agreement) are applied to  cash collateralize the
Letters of Credit and permanently reduce the
Commitment in the amount of such cash
collateralization;
 (b)	any Subsidiary of Huntway may be merged
or consolidated with or into Huntway or any of its
wholly-owned Subsidiaries, or be liquidated, wound up
or dissolved, or all or substantially all of its
business, property or assets may be conveyed, sold,
leased, exchanged, transferred or otherwise disposed
of, in one transaction or a series of transactions, to
Huntway or any wholly-owned Subsidiary of Huntway;
provided that, in the case of such a merger or
consolidation, Huntway or such wholly-owned Subsidiary
shall be the continuing and surviving corporation;
(c)	Huntway and its Subsidiaries may sell or
otherwise dispose of any of their other assets outside
of the ordinary course of business; provided that
(i) any such sale or other disposition is made for at
least the fair market value of such assets; and
(ii) the fair market value of assets sold in any
transaction or transactions otherwise permitted by
this subsection (c) shall not exceed $250,000 in the
aggregate in any calendar year (except as permitted in
subsection (a) above);
(d)	[intentionally omitted]; and
(e)	acquisitions of assets or stock permitted
by Section 5.14.
Section 5.20. Contingent Obligations.
Huntway will not, and will not permit any of
its Subsidiaries to, directly or indirectly, create or
become or be liable with respect to any Contingent
Obligation except:
(a)	guarantees resulting from endorsement of
negotiable instruments for collection in the ordinary
course of business;
(b)	Huntway and its Subsidiaries may become
liable with respect to Contingent Obligations in an
aggregate amount not in excess of $100,000 outstanding
at any one time;
(c)	[intentionally omitted];
(d)	Huntway and its Subsidiaries may become
and remain liable with respect to additional letters
of credit permitted under Section 5.06(e);
(e)	Huntway and its Subsidiaries may become
and remain liable with respect to hedging agreements
relating to the price of crude oil in an amount not to
exceed $1,500,000;
(f)	Huntway may become and remain liable with
respect to its obligations arising solely by being the
general partner of Sunbelt; and
(g)	Huntway and Sunbelt may become and remain
liable with respect to Contingent Obligations arising
under the Letters of Credit and the IDB Letter of
Credit.
Section 5.21. Conduct of Business.
Huntway will not, and will not permit any of
its Subsidiaries to, engage in any business other than
the business engaged in by Huntway and its
Subsidiaries on the Effective Date and substantially
similar or related businesses and any other businesses
which in the aggregate are not material to Huntway and
its Subsidiaries taken as a whole.
Section 5.22. Intentionally Omitted.
Section 5.23. Environmental Covenants.
(a)	Huntway shall, and shall cause each of
its Subsidiaries to, exercise all due diligence in
order to comply and cause (i) all tenants under any
leases or occupancy agreements affecting any portion
of the Facilities and (ii) all other Persons on or
occupying such property, to comply with all
Environmental Laws in all material respects.
(b)	Huntway agrees that Bankers may, from
time to time and in its sole and absolute discretion,
upon obtaining knowledge of a Release of Hazardous
Materials or any violation of any Environmental Laws
which has a reasonable possibility of creating a
liability to Huntway or adversely impacting the value
of any real property owned, operated or used by
Huntway, retain, at Huntways expense, an independent
professional consultant to review any report relating
to Hazardous Materials prepared by or for Huntway and
to conduct its own investigation of any Facility
currently owned, leased, operated or used by Huntway
or any of its Subsidiaries, and Huntway agrees to use
its best efforts to obtain permission for such
professional consultant to conduct its own
investigation of any Facility previously owned,
leased, operated or used by Huntway or any of its
Subsidiaries.  Huntway hereby grants to Bankers and
its agents, employees, consultants and contractors,
the right to enter into or on the Facilities currently
owned, leased, operated or used by Huntway or any of
its Subsidiaries to perform such tests on such
property as are reasonably necessary to conduct such a
review and/or investigation.  Any such investigation
of any Facility shall be conducted, unless otherwise
agreed to by Huntway and Bankers, during normal
business hours and, to the extent reasonably
practicable, shall be conducted so as not to interfere
with the ongoing operations at any such Facility or to
cause any damage or loss to any property at such
Facility.  Any report of any investigation conducted
at the request of Bankers pursuant to this Section
5.23(b) will be obtained and shall be used by Bankers
for Bankers internal business purposes, to monitor
compliance with this Agreement and to protect Bankers
security interests created by this Agreement and the
Collateral Documents.  A copy of any such report shall
be delivered to Huntway with the understanding that
Huntway acknowledges and agrees that (i) it will
indemnify and hold harmless Bankers from any costs,
losses or liabilities relating to Huntways use of or
reliance on such report, (ii) Bankers makes no
representation or warranty with respect to such
report, and (iii) by delivering such report to
Huntway, Bankers is not requiring or recommending the
implementation of any suggestions or recommendations
contained in such report.
(c)	Huntway shall promptly advise Bankers in
writing and in reasonable detail of (i) any Release of
any Hazardous Materials required to be reported to any
federal, state or local governmental or regulatory
agency under any applicable Environmental Laws,
(ii) any and all written communications with respect
to any Environmental Claims that have a reasonable
probability of giving rise to a Material Adverse
Effect or with respect to any Release of Hazardous
Materials required to be reported to any federal,
state or local governmental or regulatory agency,
(iii) any remedial action taken by Huntway or any
other Person in response to (x) any Hazardous
Materials on, under or about any Facility, the
existence of which has a reasonable probability of
resulting in an Environmental Claim having a Material
Adverse Effect, or (y) any Environmental Claim that
could have a Material Adverse Effect, (iv) Huntways
discovery of any occurrence or condition on any real
property adjoining or in the vicinity of any Facility
that could cause such Facility or any part thereof to
be subject to any restrictions on the ownership,
occupancy, transferability or use thereof under any
Environmental Laws, and (v) any written request for
information from any governmental agency relating to
Huntways or any of its Subsidiaries potential
responsibility for a Release of Hazardous Materials.
(d)	Huntway shall promptly notify Bankers of
(i) any proposed acquisition of stock, assets, or
property by Huntway or any of its Subsidiaries that
could reasonably be expected to expose Huntway or any
of its Subsidiaries to, or result in, Environmental
Claims that could have a Material Adverse Effect or
that could reasonably be expected to have a material
adverse effect on any Governmental Authorization then
held by Huntway or any of its Subsidiaries and
(ii) any proposed action to be taken by Huntway or any
of its Subsidiaries to commence new and substantially
different manufacturing, industrial or other
operations that could reasonably be expected to
subject Huntway or any of its Subsidiaries to
additional laws, rules or regulations, including,
without limitation, laws, rules and regulations
requiring additional environmental permits or
licenses.
(e)	Huntway shall, at its own expense,
provide copies of such documents or information as
Bankers may reasonably request in relation to any
matters disclosed pursuant to this Section 5.23.
(f)	Huntway shall promptly take, and shall
cause each of its Subsidiaries promptly to take, any and all necessary remedial action in connection with the presence, storage, use, disposal, transportation or Release of any Hazardous Materials on, under or about any Facility in order to comply with all applicable Environmental Laws and Governmental
Authorizations in all material respects.  In the event
Huntway or any of its Subsidiaries undertakes any remedial action with respect to any Hazardous
Materials on, under or about any Facility, Huntway or such Subsidiary shall conduct and complete such remedial action in compliance with all applicable
Environmental Laws, and in accordance with the policies, orders and directives of all federal, state and local governmental authorities, in each case in all material respects, except when, and only to the extent that, Huntways or such Subsidiarys liability for such presence, storage, use, disposal, transportation or discharge of any Hazardous Materials is being contested in good faith by Huntway or such Subsidiary.
Section 5.24. Amendments of Other Indentures
Huntway will not amend either the Junior
Subordinated Debenture Indenture or the Senior
Subordinated Indenture if any such amendment would either (i) amend or otherwise change the terms of the Indebtedness represented by such indenture, or make any payment consistent with an amendment or change thereto, if the effect of such amendment, change or payment is to increase the interest rate on such Indebtedness, change the dates upon which payments of principal or interest are due thereon, change any event default or condition to an event of default
(such as the giving of notice or expiration of applicable grace periods) with respect to such Indebtedness, change the redemption provisions thereof, change the subordination provisions thereof
(or of any guaranty thereof) or which, together with all other amendments or changes made, increase materially the obligations of Huntway or other obligor or confer additional rights on the holders of such Indebtedness which would be adverse to Huntway or Bankers; or (ii) defease, or make any payments the effect of which is to defease (whether pursuant to the defeasance provisions of such indenture or the terms of the securities issued thereunder or otherwise), such Indebtedness in whole or in part.
Section 5.25. Year 2000 Compliance.
Huntway will ensure that its Information
Systems and Equipment are at all times after September 30, 1999 Year 2000 Compliant, except insofar as the failure to do so will not result in a Material
Adverse Effect, and shall notify Bankers promptly upon detecting any failure of the Information Systems and Equipment to then be Year 2000 Compliant. In addition, Huntway shall provide Bankers with such information about its year 2000 computer readiness
(including, without limitation, information as to contingency plans, budgets and testing results) as Bankers shall reasonably request.
Section 5.26. Collateral Agent and Security
Documents

Huntway and Sunbelt shall cause the due and punctual payment of all Obligations when and as the same shall be due and payable, whether at maturity, by acceleration, or otherwise, and interest on the overdue reimbursement obligations in respect of and interest (to the extent permitted by law), if any, on the Obligations to be secured as provided in the Security Documents. Huntway and Sunbelt will do or cause to be done all such acts and things as may be necessary or proper, or as may be required by the provisions of the Security Documents, to assure and confirm to the Collateral Agent, for the benefit and security of Bankers, the security interest in the Collateral contemplated hereby and by the Security
Documents, so as to render the same available for the security and benefit of the Obligations, according to the intent and purposes herein expressed, subject to the Intercreditor Agreement. Huntway and Sunbelt shall take, upon request of Bankers, any and all actions reasonably required to cause the Security
Documents to create and maintain, as security for the Obligations, valid and enforceable, perfected (except as expressly provided therein) Liens in and on all the Collateral and such property, in favor of the Collateral Agent, for the benefit and security of Bankers, superior to and prior to the rights of all third persons, and subject to no other Liens, other than as provided herein, in the Security Documents, and in the Intercreditor Agreement.

ARTICLE VI
EVENTS OF DEFAULT
Section 6.01. Events of Default
		The occurrence of any of the following events
shall be an Event of Default:
		(i)	Huntway or Sunbelt shall fail to pay any
amount payable hereunder when due and continuance
of such default for a period of three days; or
		(ii)	Huntway or Sunbelt shall use any Letter of
Credit for a purpose other than that specified in
the Notice of Request to Issue or Amend a Letter
of Credit delivered with respect thereto or for
any purpose not permitted by Section 2.01D; or
		(iii)	The aggregate face amount of Letters
of Credit outstanding shall exceed $17,500,000 at
any time; or
		(iv)	Any representation or warranty made by
Huntway or Sunbelt herein, or by Huntway or
Sunbelt (or any of its officers) in connection
with this Agreement or any Related Document shall
prove to have been incorrect when made; or
		(v)	Huntway or Sunbelt shall fail to perform
or observe any other term, covenant or agreement
contained in this Agreement and any such failure
shall remain unremedied for 15 days after written
notice thereof shall have been given to Huntway or
Sunbelt, as the case may be, by Bankers; provided
that an Event of Default shall occur without
regard to the giving of notice or lapse of time if
Huntway shall fail to perform or observe the
covenants set forth in Sections 5.06, 5.07, 5.10,
5.17, 5.18, 5.19 or 5.20 hereof; or
		(vi)	Any material provision of this Agreement
shall at any time for any reason cease to be in
full force and effect or shall be declared to be
null and void, or the validity or enforceability
thereof shall be contested by Huntway, Sunbelt or
any governmental agency or authority, or Huntway
or Sunbelt shall deny that it has any or further
liability or obligation under this Agreement; or
		(vii)	Huntway or Sunbelt shall (A) fail to
pay when due (whether by scheduled maturity,
required prepayment, acceleration, demand or
otherwise) any payment of any Indebtedness in the
outstanding principal amount of $250,000 or more,
or in the payment of any Contingent Obligation,
the outstanding principal amount of which is
$250,000 or more, and such failure shall continue
after the applicable grace period, if any,
specified in such agreements or instruments
relating to such Indebtedness, or (B) breach or
default with respect to any other term of any
evidence of Indebtedness, the outstanding
principal amount of which is $250,000 or more or
of any loan agreement, mortgage, indenture or
other material agreement relating thereto if, in
the case of any such Indebtedness other than the
Senior Note Agreement , the effect of such failure
to perform or observe is to accelerate, or to
permit the acceleration of, the maturity of such
Indebtedness (upon giving or receiving of notice,
lapse of time, both or otherwise), or (C) fail to
perform or observe any other term, covenant or
condition on its part to be performed or observed
under the Senior Note Agreement when required to
be performed or observed; or
		(viii)	(i) A court having jurisdiction in the
premises shall enter a decree or order for relief
in respect of Huntway, Sunbelt or any of their
respective Subsidiaries in an involuntary case
under the Bankruptcy Code or under any other
applicable bankruptcy, insolvency or similar law
now or hereafter in effect, which decree or order
is not stayed, or any other similar relief shall
be granted under any applicable federal or state
law; or (ii) an involuntary case shall be
commenced against Huntway, Sunbelt or any of their
Subsidiaries under the Bankruptcy Code or under
any other applicable bankruptcy, insolvency or
similar law now or hereafter in effect; or a
decree or order of a court having jurisdiction in
the premises for the appointment of a receiver,
liquidator, sequestrator, trustee, custodian or
other officer having similar powers over Huntway,
Sunbelt or any of their Subsidiaries, or over all
or a substantial part of their property, shall
have been entered; or there shall have occurred
the involuntary appointment of an interim
receiver, trustee or other custodian of Huntway,
Sunbelt or any of their Subsidiaries for all or a
substantial part of their respective properties;
or a warrant of attachment, execution or similar
process shall have been issued against any
substantial part of the property of Huntway,
Sunbelt or any of their Subsidiaries, and any such
event described in this clause (ii) shall continue
for 60 days unless dismissed, bonded or
discharged; or
		(ix)	(i) Huntway, Sunbelt, or any of their
Subsidiaries shall have an order for relief
entered with respect to it or commence a voluntary
case under the Bankruptcy Code or under any other
applicable bankruptcy, insolvency or similar law
now or hereafter in effect, or shall consent to
the entry of an order for relief in an involuntary
case, or to the conversion of an involuntary case
to a voluntary case, under any such law, or shall
consent to the appointment of or taking possession
by a receiver, trustee or other custodian for all
or a substantial part of its property; or Huntway,
Sunbelt or any of their Subsidiaries shall make
any assignment for the benefit of creditors; or
(ii) Huntway, Sunbelt,  or any of their
Subsidiaries shall be unable, or shall fail
generally, or shall admit in writing its
inability, to pay its debts as such debts become
due; or the Board of Directors of Huntway or any
of its Subsidiaries (or any committee thereof) or
any general partner of Sunbelt  shall adopt any
resolution or otherwise authorize any action to
approve any of the actions referred to in clause
(i) above or this clause (ii); or
		(x)	except as otherwise agreed to by Bankers,
any money judgment, writ or warrant of attachment,
or similar process involving in any case an amount
in excess of $350,000 not adequately covered by
insurance shall be entered or filed against
Huntway or any of its material Subsidiaries or any
of their respective assets and shall remain
undischarged, unvacated, unbonded or unstayed for
a period of 30 days or in any event later than
five days prior to the date of any proposed sale
thereunder; or
		(xi)  any order, judgment or decree shall be
entered against Huntway or any of its material
Subsidiaries, decreeing the dissolution or split
up of Huntway or that Subsidiary and such order
shall remain undischarged or unstayed for a period
in excess of 30 days; or
		(xii)  any Pension Plan maintained by Huntway
or any of its respective ERISA Affiliates shall be
terminated within the meaning of Title IV of ERISA
or a trustee shall be appointed by an appropriate
United States district court to administer any
Pension Plan, or the Pension Benefit Guaranty
Corporation (or any successor thereto) shall
institute Proceedings to terminate any Pension
Plan or to appoint a trustee to administer any
Pension Plan if as of the date thereof Huntways
liability or any such ERISA Affiliates liability
(after giving effect to the tax consequences
thereof) to the Pension Benefit Guaranty
Corporation (or any successor thereto) for
unfunded guaranteed vested benefits under the
Pension Plans exceeds the then current fair market
value of assets accumulated in such Pension Plan
by more than $250,000, in the aggregate (or in the
case of a termination involving Huntway or any of
its ERISA Affiliates as a substantial employer (as
defined in Section 4001(a)(2) of ERISA) the
withdrawing employers proportionate share of such
excess shall exceed such amount); or
		(xiii)  Huntway or any of its ERISA Affiliates
as employer under a Multiemployer Plan shall have
made a complete or partial withdrawal from such
Multiemployer Plan and the plan sponsor of such
Multiemployer Plan shall have notified such
withdrawing employer that such employer has
incurred a withdrawal liability in an annual
amount exceeding $100,000; or
		(xiv)  or the protection or security afforded
the Collateral Agent in any portion of the
Collateral is thereby in any material respect
impaired for any reason; or the Collateral Agent
shall fail to have a valid, perfected and
enforceable first priority security interest in
(subject to the Liens permitted by Section 5.10
hereof) Huntways or Sunbelts right, title and
interest in any Collateral; or Huntway or Sunbelt
shall contest in any manner that this Agreement
constitutes its valid and enforceable agreement;
or Huntway or Sunbelt shall contest the validity
or enforceability of or assert in any manner that
it has no further obligation or liability under
any Security Document or Guaranty (as Guaranty is
defined in the Intercreditor Agreement) to which
it is a party, including without limitation with
respect to future extensions of  credit by
Bankers; or any Guaranty (as Guaranty is defined
in the Intercreditor Agreement) for any reason,
other than the satisfaction in full of all
Indebtedness (as defined therein), shall cease to
be in full force and effect (other than in
accordance with its terms) or shall be declared to
be null and void.
Section 6.02. Upon an Event of Default.
		(a)  If an Event of Default described under
Section 6.01(viii) or 6.01(ix) occurs, any and all
Obligations (i) then owing or (ii) which would
become owing upon a drawing of any amount
available under any Letter of Credit or the IDB
Letter of Credit shall automatically become due
and payable, and the Commitment shall
automatically terminate.  Any amounts described in
clause (ii) above when received by Bankers shall
be delivered to the Collateral Agent pursuant to
the Collateral Account Agreement as cash
collateral for the Obligations and for the Senior
Notes and Convertible Notes, as required by the
Intercreditor Agreement.
		(b)	If any Event of Default shall have
occurred and be continuing (including under Section 6.01(viii) or 6.01(ix) with respect to clause (iii) below), Bankers may, in its sole discretion, but shall not be obligated to, (i) by notice to Huntway and Sunbelt, declare the Commitment to be terminated, whereupon the same shall forthwith terminate, (ii) declare any and all Obligations (x) then owing and (y) which would become owing upon a drawing of any amount available under any Letter of Credit or the IDB
Letter of Credit to be immediately due and payable, whereupon all obligations described in the preceding clauses (x) and (y) shall automatically become due and payable, or
(iii) exercise any other remedy available to it at law, in equity or otherwise. Any amounts described in clause (y) above when received by Bankers shall be delivered to the Collateral Agent pursuant to the Collateral Account Agreement as cash collateral for the Obligations and for the Senior Notes and Convertible Notes, as required by the Intercreditor Agreement.

ARTICLE VII
MISCELLANEOUS
Section 7.01. Amendments, Etc. No amendment or
waiver of any provision of this Agreement, nor consent
to any departure by Huntway or Sunbelt therefrom,
shall in any event be effective unless the same shall
be in writing and signed by Bankers, Huntway and
Sunbelt and then such waiver or consent shall be
effective only in the specific instance and for the
specific purpose for which given.
Section 7.02. Notice, Etc.  All notices, demands
and other communications provided for hereunder shall,
unless otherwise stated herein, be in writing
(including facsimile notice with telephonic
confirmation) and mailed, sent or delivered, if to
Huntway or Sunbelt at 25129 The Old Road, Suite 322,
Newhall, California 91381, to the attention of the
Chief Financial Officer, and in the case of telecopy
to telecopy no.: (805) 286-1588; if to Bankers, in the
case of deliveries or mailings, at its address at One
Bankers Trust Plaza, Mail Stop 2283, 130 Liberty
Street, 28th Floor New York, New York, 10006 and in
the case of telecopy, to telecopy no.:  (212) 669-
1575, in each case Attention: Keith Braun, or, as to
each party, to such other Person and/or at such other
address or number as shall be designated by such party
in a written notice to each other party.  All such
notices and communications shall be effective when
mailed or sent, addressed as aforesaid, except that
notices to Bankers pursuant to the provisions of
Article II shall not be effective until received by
Bankers.  Notices of any Potential Event of Default
shall be sent by Huntway or Sunbelt to Bankers by
telecopy (with immediate telephonic confirmation).
Section 7.03. No Waiver; Remedies.  No failure on
the part of Bankers to exercise, and no delay in exer-
cising, any right hereunder shall operate as a waiver
thereof; nor shall any single or partial exercise of
any right hereunder preclude any other or further
exercise thereof or the exercise of any other right.
The remedies herein provided are cumulative and not
exclusive of any remedies provided by law.
Section 7.04. Set-off by Bankers; Security Interest
in Deposit Accounts.  Upon the occurrence and during
the continuance of any Event of Default, Bankers is
hereby authorized at any time and from time to time,
without notice to Huntway or Sunbelt (any such notice
being expressly waived by Huntway or Sunbelt to the
fullest extent permitted by law), to set off and apply
any and all deposits (general or special, time or
demand, provisional or final) at any time held and
other indebtedness at any time owing by Bankers to or
for the credit or the account of Huntway or Sunbelt
against any and all of the Obligations now or
hereafter existing under this Agreement except as
otherwise provided in the Intercreditor Agreement,
irrespective of whether or not Bankers shall have made
any demand hereunder and although such obligations may
be contingent or unmatured.  Bankers agrees promptly
to notify Huntway or Sunbelt after any such setoff and application; provided that the failure to give such notice shall not affect the validity of such setoff
and application.  Subject to the limitations set forth
above, the rights of Bankers under this Section are in
addition to other rights and remedies (including,
without limitation, other rights of set-off) which
Bankers may have.  Huntway and Sunbelt each hereby
grants to Collateral Agent a security interest in all
deposits and accounts maintained with Bankers as
security for the Obligations, the Senior Notes and
Convertible Notes and Subordinated Notes, subject to
the terms of the Intercreditor Agreement.
Section 7.05. Indemnification.  Each of Huntway and
Sunbelt hereby indemnifies and holds Bankers and the
officers, directors, employees, agents and Affiliates
of Bankers (the Indemnitees) harmless from and against
any and all claims, damages, losses, liabilities,
costs or expenses (including reasonable attorneys
fees and expenses) which the Indemnitees may incur or
which may be claimed against the Indemnitees by any
Person:
		(a)	by reason of or in connection with the
execution, delivery or performance of this
Agreement, the Refinancing and Amendatory
Agreement or any Related Document, the
Intercreditor Agreement or any transaction
contemplated herein or therein (including the
issuance or amendment of any Letter of Credit or
the IDB Letter of Credit); provided, however, that
neither Huntway nor Sunbelt shall be liable under
this Section to indemnify the Indemnitees for any
claims, damages, losses, liabilities, costs or
expenses resulting solely from Bankers gross
negligence or willful misconduct as determined by
a court of competent jurisdiction or from other
contracts, agreements or instruments to which
Bankers is a party, not related to this Agreement;
or
		(b)	by reason of or in connection with the
execution and delivery or transfer of, or payment
or failure to make lawful payment under, any
Letter of Credit or the IDB Letter of Credit;
provided, however, that neither Huntway nor
Sunbelt shall be required to indemnify the
Indemnitees pursuant to this Section for any
claims, damages, losses, liabilities, costs or
expenses to the extent, but only to the extent,
caused by (i) the willful misconduct or gross
negligence of Bankers, as determined by a court of
competent jurisdiction,  in determining whether a
draft or certificate presented under any Letter of
Credit or the IDB Letter of Credit substantially
complied with such terms of such Letter of Credit
or the IDB Letter of Credit or (ii) Bankers
willful failure, as determined by a court of
competent jurisdiction, to make lawful payment
under any Letter of Credit or the IDB Letter of
Credit after the presentation to it by the
beneficiary thereof of a draft and certificate
strictly complying with the terms and conditions
of such Letter of Credit or the IDB Letter of
Credit; or
		(c) the failure of Bankers to honor a drawing under any Letter of Credit or the IDB Letter of
Credit as a result of any act or omission, whether
rightful or wrongful, of any present or future de
jure or de facto government or governmental
authority (all such acts or omissions herein
called Governmental Acts).
Nothing in this Section is intended to limit the other
Obligations of Huntway or Sunbelt hereunder.  Without
prejudice to the survival of any other Obligation
hereunder, the obligations contained in this Section
shall survive the payment in full of all amounts
payable pursuant to Article II and the termination of
each Letter of Credit, the IDB Letter of Credit and
this Agreement.
Section 7.06. Liability of Parties.
(i)	Except as otherwise expressly set forth in this
Agreement, Huntway or Sunbelt, as the case may be,
assumes all risks of the acts or omissions of any
beneficiary or transferee of any Letter of Credit or
the IDB Letter of Credit with respect to its use of
such Letter of Credit or the IDB Letter of Credit.
Neither Bankers nor any of its officers or directors
shall be liable or responsible (absent gross
negligence or willful misconduct (as determined by a
court of competent jurisdiction)) for:
		(a)	the use or misuse which may be made of any
Letter of Credit or the IDB Letter of Credit or
any acts or omissions of any beneficiary or
transferee in connection therewith;
		(b)	the validity, accuracy, sufficiency or
genuineness of documents, or of any endorsement
thereon, even if such documents shall prove to be
in any or all respects invalid, inaccurate,
insufficient, fraudulent or forged;
		(c)	payment by Bankers against presentation of
documents which do not comply with the terms of
any Letter of Credit or the IDB Letter of Credit,
including failure of any documents to bear any
reference or adequate reference to such Letter of
Credit or the IDB Letter of Credit; or
		(d)	failure of the beneficiary of any Letter
of Credit or the IDB Letter of Credit to comply
fully with conditions required in order to draw
upon such Letter of Credit or the IDB Letter of
Credit; or
		(e)  omissions, interruptions or delays in
transmission or delivery of any messages, by mail,
cable telegraph, telex or otherwise, whether or
not they be in cipher; or
		(f)  errors in interpretation of technical
terms; or
		(g) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or the
IDB Letter of Credit or of the proceeds thereof;
or
		(h)  the misapplication by the beneficiary of
any Letter of Credit or the IDB Letter of Credit
of the proceeds of any drawing thereunder; or
		(i)  any consequences arising from causes
beyond the control of Bankers, including, without
limitation, any Governmental Acts (as defined in
Section 7.05); or
		(j)  any other circumstances whatsoever in
making or failing to make payment under any Letter
of Credit or the IDB Letter of Credit.
In furtherance and not in limitation of the foregoing,
Bankers may accept documents that appear on their face
to be in order, without responsibility for further
investigation, regardless of any notice or information
to the contrary.
		(ii)	Each of Huntway and Sunbelt shall be
liable for payment of fees under Section 2.03(b), commissions under Section 2.03(a) and unreimbursed drawings under Section 2.02 only with respect to Letters of Credit issued for their other respective accounts, but they shall be jointly and severally liable for payment of amounts due for commitment fees under Section 2.03(c), tax payments under Section
2.08, increased costs under Section 2.04, indemnification payments under Section 7.05, costs, expenses and taxes under Section 7.07 and all other amounts owed hereunder not specifically described in this Section 7.06(ii); provided that Huntway shall be obligated to pay for Sunbelts obligations hereunder to the extent provided in the Huntway Guaranty dated as of May 31, 1989, as amended.
Section 7.07. Costs, Expenses and Taxes. Huntway and Sunbelt each hereby severally agrees to pay on demand all reasonable costs and expenses incurred in connection with the preparation, execution, delivery, filing, recording and administration of this Agreement, the Related Documents and the Intercreditor
Agreement and any amendments or waivers thereto, including, without limitation, the reasonable fees and expenses of counsel for Bankers with respect to advising Bankers as to its rights and responsibilities under this Agreement whether or not any Letter of Credit or the IDB Letter of Credit is issued or amended. Huntway and Sunbelt each severally also agrees to pay all reasonable costs and expenses
(including reasonable counsel fees and expenses) incurred in connection with (i) the enforcement or amendment of this Agreement, the Intercreditor
Agreement or any Related Document or any insolvency or bankruptcy proceeding, or (ii) any action or proceeding relating to a court order, injunction or other process or decree restraining or seeking to restrain Bankers from paying any amount under any Letter of Credit or the IDB Letter of Credit. In addition, Huntway and Sunbelt shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing and recording of this Agreement, the Intercreditor Agreement and Related Documents (except as otherwise provided herein), and agrees to save
Bankers harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omitting to pay such taxes and fees, except to the extent that such liability results from the gross negligence or willful misconduct of Bankers, as determined by a court of competent jurisdiction.
Section 7.08. Binding Effect. This Agreement shall become effective when it shall have been executed by Huntway, Sunbelt and Bankers and the condition precedent set forth in Section 3.01 is satisfied and thereafter shall be binding upon and inure to the benefit of Huntway, Sunbelt and Bankers and their respective successors and assigns, except that neither
Huntway nor Sunbelt shall have the right to assign its rights hereunder or any interest herein to any Person without the prior written consent of Bankers. Bankers may assign to any Participant all or any part of, or any interest (undivided or divided) in, Bankers rights and benefits under this Agreement in accordance with Section 2.07.
Section 7.09. Independence of Covenants. All covenants hereunder shall be given independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or would otherwise be within the limitations of, another covenant should not avoid the occurrence of a Potential Event of Default or Event of Default if such action is taken or condition exists.
Section 7.10. Severability.  Any provision of this
Agreement which is prohibited, unenforceable or not authorized in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition, unenforceability or non-authorization without invalidating or affecting the remaining provisions hereof, or affecting the validity, enforceability or legality of such provision in any other jurisdiction.
Section 7.11. Governing Law and Jurisdiction.  This
Agreement shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said state, without regard to the principles of conflicts of laws. Any action or proceeding arising out of or relating to this Agreement or any Letter of Credit or the IDB Letter of Credit shall be heard and determined in an appropriate state or federal court in the State of New York.
Section 7.12. Waiver of Jury Trial.  EACH OF THE
PARTIES TO THIS AGREEMENT HEREBY AGREES TO WAIVE THEIR
RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR
CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS
AGREEMENT, ANY OF THE RELATED DOCUMENTS, OR ANY
DEALINGS BETWEEN THEM RELATING TO THE SUBJECT MATTER
OF ANY LETTER OF CREDIT, THE IDB LETTER OF CREDIT AND
THIS AGREEMENT AND THE LENDER/BORROWER RELATIONSHIP
THAT IS BEING ESTABLISHED. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this transactions, including without limitation, contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. Each party hereto acknowledges that this waiver is a material inducement to enter into a business relationship, that each has already relied on the waiver in entering into this Agreement, and that each will continue to rely on the waiver in their related future dealings. Each party hereto further warrants and represents that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel.
THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE
MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER
SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS,
SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, THE
RELATED DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR
AGREEMENTS RELATING TO ANY LETTER OF CREDIT OR THE IDB
LETTER OF CREDIT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.
Section 7.13. Headings. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.
Section 7.14. Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto on separate counterparts, each of which counterpart, when so executed and delivered, shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same agreement.

		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

				HUNTWAY REFINING COMPANY
				By:___________________________
			      Title:________________________

				SUNBELT REFINING COMPANY, L.P.
				by	HUNTWAY REFINING COMPANY
				its Sole General Partner

				By:___________________________
				Title:


				BANKERS TRUST COMPANY
				By: __________________________
				Title: _______________________

















EXHIBIT A

TO AMENDED AND RESTATED
LETTER OF CREDIT AND REIMBURSEMENT AGREEMENT

FORM OF NOTICE OF REQUEST TO ISSUE OR AMEND A LETTER
OF CREDIT

		Pursuant to that certain Amended and Restated
Letter of Credit and Reimbursement Agreement dated as
of January 20, 1999 (as such agreement may be amended,
restated, supplemented or otherwise modified from time
to time, the L/C Agreement) entered into by and
between Huntway Refining Company, (Huntway), Sunbelt
Partners, L.P. (Sunbelt) and Bankers Trust Company
(Bankers), this represents [Huntways] [Sunbelts]
request to have Bankers [issue] [amend] [a Standby
Letter of Credit] [a Commercial Letter of Credit] on
______________   in the stated amount of
$____________  with an expiration date of ________,
____   for the benefit of ___________  .  The purpose
of such Letter of Credit is   and given such purpose,
it is being [issued] [amended] under the  Subfacility
[,which is the result of an enhancement of such
Subfacility by a reduction of the  Subfacility].  The
contemplated terms of such Letter of Credit, including
the listing of all required documents, are attached
hereto and made an integral part of this Notice.
Capitalized terms used herein without definition shall
have the meanings set forth in the L/C Agreement.
		The undersigned officer on behalf of [Huntway]
[Sunbelt] certifies that (i) the representations and
warranties contained in the L/C Agreement and the
Related Documents are true in all material respects on
and as of the date hereof to the same extent as though
made on and as of the date hereof; (ii) no event has
occurred and is continuing under the L/C Agreement or
will result from the proposed issuance of a Letter of
Credit which would constitute an Event of Default or
Potential Event of Default; (iii) Huntway and Sunbelt
have performed all agreements in all material respects
and satisfied all conditions which the L/C Agreement
and the other Related Documents provide shall be
performed or satisfied on or before the date of
issuance of the Letter of Credit requested pursuant to
this Notice of Request to Issue or Amend a Letter of
Credit; (iv) there is not pending or, to the knowledge
of Huntway or Sunbelt, threatened, any action, suit,
proceeding, governmental investigation or arbitration
against or affecting Huntway or any of its
Subsidiaries or any property of Huntway or any of its
Subsidiaries which has not been disclosed by Huntway
pursuant to Section 5.09 of the L/C Agreement prior to
the issuance of the last preceding Letter of Credit
(or, in the case of the initial Letter of Credit,
prior to the execution of this Agreement) and there
has occurred no development not so disclosed in any
such action, suit, proceeding, governmental
investigation or arbitration so disclosed, which, in
either event, in the opinion of Bankers would be
expected to (i) have a material adverse effect upon
the business, operations, properties, assets,
condition (financial or otherwise) or prospects of
Huntway or Sunbelt or (ii) impair the ability of
Huntway or Sunbelt to perform or of Bankers or the
Collateral Agent to enforce, the Obligations and no
injunction or other restraining order has been issued
and no hearing to cause an injunction or other
restraining order to be issued is pending or noticed
with respect to any action, suit or proceeding seeking
to enjoin or otherwise prevent the consummation of, or
to recover any damages or obtain relief as a result
of, the transactions contemplated by the L/C Agreement
or the issuing or amending of a Letter of Credit
thereunder; (v) the Letter of Credit Usage, after
giving effect to the proposed issuance of the Letter
of Credit requested hereby, does not exceed the Letter
of Credit Commitment Amount and (vi) the Letter of
Credit will be used only for the purpose identified in
the prior paragraph.
Date:
					[HUNTWAY REFINING COMPANY]
					By: __________________________
			        Title:
					[SUNBELT REFINING COMPANY, .P.]
					by	HUNTWAY REFINING COMPANY
						its Sole General Partner

					By: ______________________
				    	Title:_______________________



EXHIBIT B

FORM OF OPINION OF SPECIAL COUNSEL TO HUNTWAY

	KIRKLAND & ELLIS
	PARTNERSHIPS INCLUDING PROFESSIONAL CORPORATIONS

	200 East Randolph Drive
	Chicago, Illinois 60601

	To Call Writer Direct:		Facsimile:
	312 861-2000	312 861-2000	312 861-2200


	[Effective Date]

Bankers Trust Company
130 Liberty Street
New York, New York 10006

Ladies and Gentlemen:

We are issuing this opinion letter in our capacity as special legal counsel to Huntway Refining Company, a Delaware corporation (Huntway), in response to the requirement in Section 3.01(1) of the Amended and Restated Letter of Credit and Reimbursement Agreement dated as of January 20, 1999 (the Letter of Credit
Agreement) by and among Huntway, Sunbelt Refining
Company, L.P., a Delaware limited partnership
(Sunbelt), and Bankers Trust Company (Bankers). The term Delaware Act whenever it is used in this letter means the Delaware Business Corporation Act, as amended, as in effect on the date hereof. The term
Delaware RULPA whenever it is used in this letter means the Delaware Revised Uniform Limited Partnership
Act, as amended, as in effect on the date hereof.

Subject to the assumptions, qualifications, exclusions and other limitations which are identified in this letter and in the schedules attached to this letter, we advise you that:

1. Huntway is a corporation, duly incorporated, existing and in good standing under the Delaware
Act, and is qualified to do business as a foreign corporation and in good standing as such in the State of California.

2. Sunbelt is a limited partnership existing and in good standing under Delaware RULPA, and is qualified to do business as a foreign limited partnership and in good standing as such in the State of Arizona.



3. The Delaware Act and the Certificate of
Incorporation of Huntway (the Huntway Constituent
Instrument), grant Huntway the corporate power to operate asphalt refineries, to execute and deliver the Letter of Credit Agreement, and to perform its other obligations under the Letter of Credit
Agreement.

4. The Delaware RULPA and the Certificate of Limited
Partnership of Sunbelt and the Second Amended and Restated Agreement of Limited Partnership of
Sunbelt dated as of December 27, 1989
(collectively, the Sunbelt Constituent Instruments and, together with the Huntway Constituent
Instrument, the Constituent Instruments), grant
Sunbelt the limited partnership power to operate an asphalt refinery, to execute and deliver the Letter of Credit Agreement and to perform its obligations under the Letter of Credit Agreement.

5. Huntways board of directors has adopted the resolutions necessary to authorize Huntway's execution, delivery and performance of the Letter of Credit Agreement and the consummation of the transactions on its part contemplated thereby. No approval by Huntway's shareholders of such execution, delivery, performance and consummation is required.

6. Huntway, as Sunbelt's general partner, has adopted the resolutions necessary to authorize Sunbelt's execution, delivery and performance of the Letter of Credit Agreement. No approval of such execution, delivery and performance by Sunbelt's limited partner is required.

7. Each of Huntway and Sunbelt has duly executed and delivered the Letter of Credit Agreement.

8. The Letter of Credit Agreement is a valid and binding obligation of Huntway and is enforceable against Huntway in accordance with its terms. The
Letter of Credit Agreement is a valid and binding obligation of Sunbelt and is enforceable against Sunbelt in accordance with its terms.

After giving effect to the Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway, Sunbelt, Lighthouse Investors, L.L.C.,
B III Capital Partners, L.P., Contrarian Capital Fund
I, L.P., Contrarian Capital Fund II, L.P., Mellon
Bank, N.A., as trustee for First Plaza Group Trust,
Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature thereon, The IBM
Retirement Plan Trust, Bankers, Oppenheimer & Co.,
Inc.,  Lindner Growth Fund, Madison Dearborn Partners
III, First Chicago Equity Corporation, United States
Trust Company of New York, as Collateral Agent, State
Street Bank and Trust Company, as trustee, State
Street Bank and Trust Company, as successor in interest to Fleet National Bank, as trustee, and Boeing Capital Corporation (the Refinancing and
Amendatory Agreement), Huntway's and Sunbelt's respective execution, delivery and performance of the Letter of Credit Agreement, and the consummation by Huntway and Sunbelt of the respective transactions on their parts contemplated thereby, do not (i) violate the Constituent Instruments, (ii) breach, or result in a default under, any existing obligation of Huntway or Sunbelt under any of the Specified Agreements,
(iii) except as provided in that certain Master
Agreement Business Deposit Account by and between
Huntway and The Bank of America National Trust &
Savings Association (BofA) dated as of  January 19,
1999 (the Benecia Escrow Agreement) and the Collateral
Documents (as defined in the Intercreditor Agreement, as defined in the Refinancing and Amendatory
Agreement), result in the creation or imposition of any lien or encumbrance on any property or asset of Huntway or Sunbelt under any such existing obligation or (iv) require any authorization, consent, approval, license or exemption or other action by, or registration, qualification, designation, declaration or filing with, the Securities and Exchange Commission or the Delaware Secretary of State. Our opinion in this paragraph does not address any impact Huntway's or Sunbelt's actions may have under any financial covenants or tests, any consequences a default by Huntway or Sunbelt under the Letter of Credit
Agreement may have under any of the Specified
Agreements or any cross default provision in the Specified Agreements. The term Specified Agreements in the preceding sentence means the Senior Indenture, the Senior Subordinated Indenture, the Exchange and
Purchase Agreement, the Junior Indenture, the Boeing
Capital Loan Agreement and the Benecia Escrow
Agreement (each as defined in the Refinancing and Amendatory Agreement).

9. Huntway's and Sunbelt's execution and delivery of the Letter of Credit Agreement and the performance by them of their respective agreements in the Letter of Credit Agreement are not prohibited by any statute or regulation covered by this letter and will not subject Huntway or Sunbelt to any material fine, penalty or similar sanction under any such statute or regulation.

10. We have no knowledge that any litigation is pending against Huntway or Sunbelt or being threatened against Huntway or Sunbelt that questions the validity of, or seeks to enjoin or limit Huntway's or Sunbelt's performance of its obligations under, the Letter of Credit Agreement.

In preparing this letter, we have relied without any independent verification upon the assumptions recited in Schedule B to this letter and upon: (i) information contained in certificates obtained from governmental authorities; (ii) factual information represented to be true in the Refinancing and Amendatory Agreement and the Letter of Credit
Agreement; (iii) factual information provided to us in a Support Certificate signed on behalf of Huntway and Sunbelt (the Support Certificate); and (iv) factual information we have obtained from such other sources as we have deemed reasonable. We have assumed without investigation that there has been no relevant change or development between the dates as of which the information cited in the preceding sentence was given and the date of this letter and that the information upon which we have relied is accurate and does not omit disclosures necessary to prevent such information from being misleading. For purposes of each opinion in paragraph 1 or 2 or (insofar as it relates to a Constituent Instrument) paragraph 3 or 4, we have relied exclusively upon a certificate issued by a governmental authority in the relevant jurisdiction, and such opinion is not intended to provide any conclusion or assurance beyond that conveyed by that certificate.

While we have not conducted any independent investigation to determine facts upon which our opinions are based or to obtain factual information about which this letter advises you, we confirm that we do not have any knowledge which has caused us to conclude that our reliance and assumptions cited in the preceding paragraph are unwarranted or that any information supplied in this letter is wrong. The term knowledge whenever it is used in this letter with respect to our firm means conscious awareness at the time this letter is delivered on the date it bears by the following Kirkland & Ellis lawyers who have had significant involvement with negotiation or preparation of the Letter of Credit Agreement (herein called our Designated Transaction Lawyers): Brian D.
Hogan and James A. Stempel.

Our opinion on every legal issue addressed in this letter (collectively, our opinions) is based exclusively on such internal law of New York or such federal law of the United States which, in each case, is in our experience normally applicable to general business corporations not engaged in regulated business activities and to transactions of the type contemplated between Huntway or Sunbelt, on the one hand, and you, on the other hand, in the Letter of Credit Agreement (but without our having made any special investigation as to any other laws), except that we express no opinion or advice as to any law (i) to which Huntway or Sunbelt may be subject as a result of your legal or regulatory status or your (as opposed to any other lenders') involvement in the transactions contemplated by the Letter of Credit Agreement or (ii) identified on Schedule C, and except that the opinions in paragraphs 1 through 8 (except insofar as they relate to qualification or standing as a foreign corporation or a foreign limited partnership) are based exclusively on the Delaware Act or Delaware
RULPA. Our opinions are subject to all qualifications in Schedule A and do not cover or otherwise address any law or legal issue which is identified in Schedule
C or any provision in the Letter of Credit Agreement of any type identified in Schedule D. Provisions in the Letter of Credit Agreement which are not excluded by Schedule D or any other part of this letter or its attachments are called the Relevant Agreement Terms.

Our advice on each legal issue addressed in this letter represents our opinion as to how that issue would be resolved were it to be considered by the highest court of the jurisdiction upon whose law our opinion on that issue is based. The manner in which any particular issue would be treated in any actual court case would depend in part on facts and circumstances particular to the case, and this letter is not intended to guarantee the outcome of any legal dispute which may arise in the future. It is possible that some Relevant Agreement Terms may not prove enforceable for reasons other than those cited in this letter should an actual enforcement action be brought, but (subject to all the exceptions, qualifications, exclusions and other limitations contained in this letter) such unenforceability would not in our opinion prevent you from realizing the principal benefits purported to be provided by the Relevant Agreement
Terms.

This letter speaks as of the time of its delivery on the date it bears. We do not assume any obligation to provide you with any subsequent opinion or advice by reason of any fact about which our Designated
Transaction Lawyers did not have actual knowledge at that time, by reason of any change subsequent to that time in any law covered by any of our opinions, or for any other reason. The attached schedules are an integral part of this letter, and any term defined in this letter or any schedule has that defined meaning wherever it is used in this letter or in any schedule to this letter.

You may rely upon this letter only for the purpose served by the provision in the Letter of Credit
Agreement cited in the initial paragraph of this letter in response to which it has been delivered.
Without our written consent: (i) no person other than you may rely on this letter for any purpose; (ii) this letter may not be cited or quoted in any financial statement, prospectus, private placement memorandum or other similar document; (iii) this letter may not be cited or quoted in any other document or communication which might encourage reliance upon this letter by any person or for any purpose excluded by the restrictions in this paragraph; and (iv) copies of this letter may not be furnished to anyone for purposes of encouraging such reliance. Your successors under the Letter of Credit Agreement may rely on this letter as of the time of its delivery on the date it bears as if this letter were addressed to them.


Sincerely,



Kirkland & Ellis




								SCHEDULE I TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT
HUNTWAY
REFINING
COMPANY
BANKERS
TRUST
LETTERS OF
CREDIT AS
OF JANUARY
20, 1999

HUNTWAY

BENEFICIARY				LC #				LC AMOUNT
CHEVRON				S-11903			519,000.00
CITY OF LONG BEACH		S-12256			550,000.00
ARCO OIL				S-12279			500,000.00
EQUIVA				S-12720			3,042,000.00
EXXON					S-12789			358,000.00
EXXON					S-12816			490,000.00
TOSCO					S-12822			262,000.00
EXXON					S-12829			296,000.00


HUNTWAY
TOTAL									6,017,000.00

SUNBELT

DAI ICHI
KANGYO BANK				#S-04377			8,559,369.86



								SCHEDULE II TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT


PROCEEDINGS

No exceptions



								SCHEDULE III TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT


TAX RETURNS

No exceptions



								SCHEDULE IV TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT


COMPLIANCE WITH LAW

No exceptions



								SCHEDULE V TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT

ENVIRONMENTAL MATTERS

Superfund Notices


PRC Patterson Superfund Site
U. S. Environmental Protection Agency
Unilateral Administrative Order for Performance of
Removal Action,
Dated August 12, 1998, EPA Docket No. 98-12

On  August 12, 1998 EPA issued a Unilateral
Administrative Order (UAO) under CERCLA (42 U.S.C.
9601 to 9675) to various PRPs to conduct a Removal action at the abandoned PRC Patterson Oil Recycling
Site,  in Patterson, California (Stanislaus County).
Huntway has joined a PRP group to comply with the UAO while it reviews its defenses. The Company has contributed approximately $3000 to the Patterson PRP group and is obligated to contribute another $7,000.
The Removal Action is estimated to cost approximately
$8 million dollars and based upon the current allocation Huntway's share would be 1.06% or $84,000.00.

Outstanding Judicial or Administrative Orders Relating to Environmental Laws


PRC Patterson Superfund Site - See discussion above

State of Arizona V. Sunbelt Refining Company et al,
Superior Court of the State of Arizona, County of
Maricopa,Consent Judgment, Case No. CV 92-08642.

In 1992, the State of Arizona sued Sunbelt and for alleged violations of environmental laws. The litigation was settled by the above Consent Judgment in 1994. The Consent Judgment includes provisions for the payment of monetary penalties over a seven-year period. The last payment, of $50,000, is due on January 7, 2000. Following this payment, Huntway will ask the Court to terminate the Judgment.

Releases of Hazardous Materials

Huntway and Sunbelt in the normal course of business use and manufacture Hazardous Materials. Due to the nature of manufacturing process, said materials may have from time to time be spill or leak or otherwise be released on to real property or the environment in violation of various laws. Huntway when required reports such releases of Hazardous Materials to the environment. To date, all releases of Hazardous
Materials have been either immaterial at the time of release or have been mitigated or remediated to where they are now immaterial.

Surface Impoundments and Underground Tanks

Surface Impoundments

Sunbelt's wastewater treatment system includes a surface impoundment that is (was) used as a biological treatment pond.

Underground Tanks

None of Huntway's facilities (including Sunbelt) contain underground tanks that are subject to federal or state underground tank rules or requirements.
However, the facilities do have underground process
(flow through) tanks.



								SCHEDULE VI TO
								LETTER OF CREDIT
								AND REIMBURSEMENT
								AGREEMENT


ERISA MATTERS


No exceptions


EXECUTION VERSION

FIRST AMENDMENT TO
AMENDED AND RESTATED LETTER OF CREDIT
AND REIMBURSEMENT AGREEMENT
This FIRST AMENDMENT TO AMENDED AND RESTATED
LETTER OF CREDIT AND REIMBURSEMENT AGREEMENT  (this
Amendment) is dated as of February 1, 1999, and entered into by and among HUNTWAY REFINING COMPANY, a Delaware corporation (Huntway), SUNBELT
REFINING COMPANY, L.P., a Delaware limited partnership (Sunbelt), and BANKERS TRUST COMPANY
(Bankers), and is made with reference to that certain Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of January 20,
1999, by and among Huntway, Sunbelt and Bankers (the
Letter of Credit Agreement). Capitalized terms used herein without definition shall have the same meanings herein as set forth in the Letter of Credit
Agreement.

PRELIMINARY STATEMENTS
WHEREAS, the parties hereto desire to amend
Section 5.15 of the Letter of Credit Agreement as set forth herein.
NOW, THEREFORE, in consideration of the
premises and the agreements, provisions and covenants herein contained, the parties hereto agree as follows:

Section 1. AMENDMENT TO THE LETTER OF CREDIT AGREEMENT.
A	Section 5.15 of the Letter of Credit
Agreement is hereby amended by deleting it in its entirety and substituting the following therefor:
Section 5.15.  Financial Covenants.
Huntway will not permit, as of the last day of any quarter, the ratio of (x) Consolidated
EBITDA for the four consecutive quarter period ended on such day divided by (y) the sum of Consolidated Interest Expense plus all payments of principal on Indebtedness (other than payments of principal on Indebtedness made pursuant to the Refinancing and Amendatory
Agreement) for such period to be less than 1.50 to 1.00.

Section 2. CONDITIONS TO EFFECTIVENESS.
Section 1 of this Amendment shall become
effective on the date that each of the following
conditions has been satisfied or waived in writing
by Bankers (such date being referred to herein as
the First Amendment Effective Date).
1.	Each of the parties hereto shall
have executed and delivered counterparts hereof
to the other parties hereto.
2.	Bankers shall have received
evidence satisfactory to it that Section 7.18(a)
of the Senior Note Agreement and/or the
definition of Cash Flow Coverage contained in
the Senior Note Agreement have been modified or
amended to conform, in substance, to Section
5.15 of the Letter of Credit Agreement, as
amended hereby.
3.	Bankers shall have received
evidence satisfactory to it that Section 415 of the Junior Subordinated Debenture Indenture and/or the definition of Cash Flow Coverage contained in the Junior Subordinated Debenture
Indenture have been modified or amended to conform, in substance, to Section 5.15 of the Letter of Credit Agreement, as amended hereby.
Section 3. MISCELLANEOUS.
3.1 Reference to and Effect on the Letter of Credit
Agreement and Modified Documents.
A. On and after the First Amendment Effective
Date, each reference in the Letter of Credit
Agreement to this Agreement, hereunder,
hereof, herein or words of like import
referring to the Letter of Credit Agreement, and each reference in the Restructured Documents (as defined on the Intercreditor Agreement) to the Letter of Credit Agreement, thereunder, thereof or words of like import referring to the Letter of Credit Agreement shall mean and be a reference to the Letter of Credit Agreement as amended by this Amendment (the Amended
Agreement).
B. Except as specifically amended by this Amendment, the Letter of Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.
3.2 Headings.
Section and subsection headings in this
Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose or be given any substantive effect.
3.3 Applicable Law.
THIS AMENDMENT AND THE RIGHTS AND
OBLIGATIONS OF THE PARTIES HEREUNDER SHALL BE
GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN
ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF
NEW YORK (INCLUDING WITHOUT LIMITATION SECTION 5-
1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF
NEW YORK) WITHOUT REGARD TO CONFLICTS OF LAWS
PRINCIPLES.
3.4 Waiver of Jury Trial.
EACH PARTY HERETO HEREBY AGREES TO WAIVE ITS
RESPECTIVE RIGHT TO A JURY TRIAL OF ANY CLAIM OR
CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS
AMENDMENT OR ANY DEALINGS BETWEEN OR AMONG THEM
RELATING TO THE SUBJECT MATTER OF THE TRANSACTION
CONTEMPLATED HEREBY AND THE RELATIONSHIP BEING
ESTABLISHED. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court that relate to the subject matter of the transactions contemplated hereby, including, without limitation, contract claims, tort claims, breach of duty claims and all other common law and statutory claims. Each party hereto acknowledges that this waiver is a material inducement to enter into a business relationship, that each has already relied on the waiver in entering into this Amendment and that each will continue to rely on the waiver in their related future dealings. Each party hereto further warrants and represents that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel. THIS WAIVER IS
IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED
EITHER ORALLY OR IN WRITING, AND  THIS WAIVER SHALL
APPLY TO ANY SUBSEQUENT AMENDMENTS, AMENDMENTS AND
RESTATEMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS
TO THIS AMENDMENT OR TO ANY OTHER DOCUMENTS OR
AGREEMENTS RELATING TO EXTENSIONS OF CREDIT PURSUANT
TO THIS AGREEMENT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.
3.5 Counterparts.
This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document. This Amendment (other than the provisions of Section 1 hereof, the effectiveness of which is governed by Section 2 hereof) shall become effective upon the execution of a counterpart hereof by each of the parties hereto and receipt by each of the parties hereto of written or telephonic notification of such execution and authorization of delivery thereof.
[Remainder of page intentionally left blank.

IN WITNESS WHEREOF, the parties hereto have
caused this Amendment to be duly executed and
delivered by their respective officers thereunto
duly authorized as of the date first written above.
BANKERS TRUST COMPANY
By:______________________
Title:






HUNTWAY REFINING COMPANY,
a Delaware corporation

By:___________________
Title:

SUNBELT REFINING COMPANY,
L.P.,
a Delaware limited
partnership

By:	HUNTWAY REFINING
COMPANY, its sole general partner

By:
___________________________
Title:

LA1:836549.1	5
LA1:836549.1	1
Page S-1 to First Amendment to Amended and Restated Letter of
Credit and Reimbursement Agreement
LA1:836549.1	S- 1








EXHIBIT D

AMENDMENTS/CONSENTS TO SENIOR SUBORDINATED INDENTURE

1.	Certain Definitions.  Capitalized terms used in this Exhibit
D but not otherwise defined herein shall have the meanings given such terms in the Refinancing and Amendatory Agreement to which this Exhibit D is attached.

2.	Amendments to the Senior Subordinated Indenture.  The Senior
Subordinated Indenture is amended as follows:

(a)	Definitions.

(i)	The following definitions contained in the Senior
Subordinated Indenture are amended and restated as follows:

Board of Directors means the Board of Directors of the Issuer or any authorized committee of such Board of Directors.

Letter of Credit Agreement means the Amended and Restated Letter of Credit and Reimbursement Agreement dated as of January 20, 1999, by and among the Issuer, Sunbelt and Bankers Trust Company, as such Agreement has been or may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any Replacement Letter of Credit Agreement (as such term is defined in the Intercreditor Agreement).

Letter of Credit Agreement Obligations means the reimbursement, fee and other obligations owed to the issuer of letters of credit arising under the Letter of Credit Agreement.

(ii)	The following definitions contained in the Senior
Subordinated Indenture are amended as follows:

The definition of Officers is amended by inserting after the words the Chief Financial Officer, the words the Controller,.

The definition of Permitted Liens is amended by inserting the following at the end of clause (xv): or arising pursuant to paragraph 4 of the Refinancing and Amendatory
Agreement or in favor of B of A as the institution at which the account referenced in such paragraph is maintained.

The definition of Senior Indebtedness is amended by (i) substituting for the words Senior Notes in each place they appear the words Boeing Capital Notes; (ii) substituting for the words Senior Note Indenture in each place they appear the words Boeing Capital Loan Agreement; and (iii) substituting for the words the trustee under the Senior Note Indenture the words the holders of the Boeing Capital Notes.

The definitions of Senior Notes and Senior Note Indenture are deleted in their entirety.

(iii)	The following definitions are added to Section 1 of the
Senior Subordinated Indenture:

Benicia Escrow Agreement means the Master Agreement Business
Deposit Accounts dated January 19, 1999 by and between the Issuer and B of A, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital means Boeing Capital Corporation, a Delaware corporation.

Boeing Capital Loan Agreement means the Loan Agreement dated as of January 20, 1999 between Boeing Capital and the Issuer, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital Loan Obligations means the principal, interest, fee and other obligations owed to Boeing Capital arising under the Boeing Capital Loan Agreement.

Boeing Capital Notes means the Secured Promissory Note dated
January 20, 1999 issued by the Issuer pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A means Bank of America.

Refinancing and Amendatory Agreement   means the Refinancing and
Amendatory Agreement dated as of January 20,1999 among the Issuer, Sunbelt, the then Secured Parties (as defined in the Intercreditor Agreement) and others.

Sunbelt Merger means a merger of Sunbelt into the Issuer.

(b)	Limitation on Dividends and Other Payment Restrictions
Affecting Subsidiaries. Section 4.08 of the Senior Subordinated Indenture is amended by substituting for the words Senior Note Indenture, the Senior Notes in clause (i) thereof the words Boeing Capital Loan Agreement, the Boeing Capital Notes.

(c)	Limitation on Incurrence of Indebtedness and Issuance of
Disqualified Stock. Section 4.09 of the Senior Subordinated Indenture is amended by (i) substituting for the words Senior Notes the words Boeing Capital Notes; and (ii) substituting for the amount $22 million the amount $25 million.

(d)	Limitation on Transactions with Affiliates.  Section 4.10 of the Senior Subordinated Indenture is amended by (i) inserting at the end of clause (ii) of the first paragraph thereof the words or grant of an option by the Issuer to a director or employee (or exercise thereof); (ii) deleting the word and in the eleventh line of such Section; and (iii) inserting the words , and (v) the Sunbelt Merger after the word business in the thirteenth line of such Section.

(e)	Limitation on Liens.  Section 4.11 of the Senior
Subordinated Indenture is amended by (i) inserting the words Boeing Capital, BofA, after the words granted to in the sixth line of such Section; and (ii) substituting for the words Senior Note Indenture each time they appear in clause
(iii) thereof  the words Boeing Capital Loan Agreement.

(f)	Merger, Consolidation or Sale of Assets.  Section 5.01 of
the Senior Subordinated Indenture is amended by inserting the words and the Sunbelt Merger at the end of such Section.

(g)	Notice.    Section 13.02 of the Senior Subordinated
Indenture is amended by deleting the word telex,.

3.	Consents under Senior Subordinated Indenture.  The following transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Senior Subordinated Indenture:

(a)	The issuance of the Boeing Capital Notes by the Company
under the Boeing Capital Loan Agreement;

(b)         The Companys entering into the Benicia Escrow
Agreement  and funding the account to which it relates;

(c)	The retirement by the Company of the Senior Notes (Other)
and the Senior Note (Sunbelt IDB) in accordance with the Refinancing and Amendatory Agreement to which this Exhibit D is attached;

(d)	The amendment of the Junior Indenture as specified on
Exhibit F to the Refinancing and Amendatory Agreement to which this Exhibit D is attached;

(e)	The consummation of the transactions contemplated by the
Boeing Capital Loan Agreement in accordance with the terms and conditions thereof; and

(f)	The Companys entering into the Amended and Restated Letter
of Credit and Reimbursement Agreement attached as Exhibit C to the Refinancing and Amendatory Agreement to which this Exhibit D is attached.






EXHIBIT E


AMENDMENTS TO EXCHANGE AND PURCHASE AGREEMENT


a.	Amendments to the Exchange and Purchase Agreement.  The
Exchange and Purchase Agreement is amended as follows:

b.	Section 3.4 is amended by substituting for the words (the
Indenture) the words (as amended, supplemented or modified from time to time to the extent permitted by such Indenture, the Indenture).

c.	Section 3.5 is amended by substituting for the words (the
Amended Intercreditor Agreement) the words (as amended pursuant to the Sequencing and Amendatory Agreement and pursuant to the Refinancing and Amendatory Agreement dated as of January 20, 1999 among the Purchasers, the Company and the other parties thereto, the Amended Intercreditor Agreement).

d.	Section 6.3(a) is amended by deleting the words and the IDB
Letter of Credit.

e.	Section 6.3(b) is amended by substituting the words the
Boeing Capital Notes for the words the Senior Notes (Other), the Senior Notes (Sunbelt IDB).

f.	Section 6.3(f) is amended by inserting the following words
at the end of such Section: and may become and remain liable with respect to Indebtedness to the Company.

g.	Section 6.8 is amended by inserting at the end of clause
(iv) the words: and grants by the Company of options to directors and employees (and exercises thereof).

h.	Section 6.10 is amended by (i) substituting for the amount
$5,000 the amount $10,000; (ii) substituting for the amount $25,000 the amount $100,000; and (iii) inserting the following at the end of such clause: and loans by the Company to Sunbelt.

i.	Section 6.11 is amended by substituting for the words during each calendar year the words in 1997, $3,500,000 in 1998, $8,500,000 in 1999 and $4,000,000 in any subsequent calendar year.

j.	Section 6.13(e) is amended by deleting the words guarantee
of letters of credit issued on behalf of Sunbelt under the IDB Letter of Credit and other.

k.	Section 6.15 is amended to restate clause (ii) thereof to
read in its entirety as follows: (ii) the Company may increase or decrease the amount outstanding under the Letter of Credit Agreement, exclusive of the IDB Letter of Credit, provided such amount does not exceed $25,000,000.


l.	Section 6.17(e) is amended by inserting the words or
directors following the word employees.

m.	In Section 12.1, the following definitions are added:

Boeing Capital shall mean Boeing Capital Corporation, a Delaware corporation.

Boeing Capital Loan Agreement shall mean the Loan Agreement dated as of January 20, 1999 by and between the Company and Boeing Capital, as such agreement may be amended, supplemented or modified from time to time to the extent permitted by the Indenture.

Boeing Capital Notes shall mean the Secured Promissory Note dated
January 20, 1999 issued by the Company pursuant to the Boeing Capital
Loan Agreement and any note or notes issued in replacement or substitution therefor.

n.	In Section 12.1, the definition of Letter of Credit
Agreement is restated in its entirety to read as follows:

Letter of Credit Agreement shall have the meaning ascribed to that term in the Amended Intercreditor Agreement.




	 EXHIBIT F

AMENDMENTS/CONSENTS TO JUNIOR INDENTURE

1.	Certain Definitions.  Capitalized terms used in this Exhibit
F but not otherwise defined herein shall have the meanings given such terms in the Refinancing and Amendatory Agreement to which this Exhibit F is attached.

2.	Amendments to the Junior Indenture.  The Junior Indenture is
amended as follows:

(a)	Definitions.

(i)	The following definitions contained in the Junior Indenture
are amended
as follows:

The definition of Authorized Officer is amended by inserting after the word secretary, the word controller,.

The definition of Cash Equivalents is amended by deleting the words issued by Bankers Trust Company.

The definition of Collateralized Note Indenture is deleted in its entirety.

The definition of Consolidated Interest Expense is amended by deleting the words issued by Bankers Trust Company.

The definition of Consolidated Net Income is amended by deleting the words issued by Bankers Trust Company.

The definition of Permitted Encumbrances is amended by (A) deleting the words not in excess of $50,000 in aggregate outstanding amount from clause (ix), (B) deleting the word and following clause (ix), (C) re-lettering existing clause (x) as clause (xi), and (D) inserting the following new clause (x): (x) Liens arising under paragraph 4 of the Refinancing and Amendatory Agreement and in favor of B of A as the institution at which the account referred to in such paragraph is maintained; and.

The definition of Replacement Letter of Credit Agreement is amended by substituting for the words Collateralized Note Indenture the words Intercreditor Agreement.

The definition of Reprise is deleted in its entirety.

The definition of Senior Indebtedness is amended by substituting for clause (ii) the words (ii) the principal of the Boeing Capital Notes and the Convertible Notes, interest accrued or accruing thereon both before and after the date of filing a petition in bankruptcy, insolvency, arrangement, reorganization or receivership proceedings, whether or not allowed as a claim in such case or proceeding (in accordance with and at the contract rate) and any and all other amounts due under the Boeing Capital Notes, the Boeing Capital Loan Agreement, the Convertible Notes and the Senior Subordinated Indenture, whether direct or indirect, absolute or contingent, secured or unsecured, due or to become due, now existing or hereafter arising (including, without limitation, amounts for which the holders of the Boeing Capital Notes or the trustee under the Senior Subordinated
Indenture are
entitled to reimbursement under the terms of the Boeing Capital Loan Agreement or such Indenture);.

The definitions of Senior Securities, Senior Notes, Senior Notes
(Other), and Senior Notes (Sunbelt IDB) are deleted in their entirety.

The definition of Specified Senior Debt is amended by substituting for the words Collateralized Note Indenture the words Boeing Capital Loan Agreement.

(ii)	The following definitions contained in Section 101 of the
Junior Indenture are restated to read as follows:

Letter of Credit Facility means the Amended and Restated Letter of Credit and Reimbursement Agreement dated as of January 20, 1999, by and among the Company, Sunbelt and Bankers Trust Company, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any successor, substitute or replacement letter of credit facility including, without limitation, any Replacement Letter of Credit Agreement.

LOC Bank means the issuer of the letters of credit issued under the Letter of Credit Facility.

Representative means with respect to the Letter of Credit
Facility, the issuer of the letters of credit thereunder, and with respect to any Senior Indebtedness arising under the Boeing Capital Loan Agreement and the Senior Subordinated Indenture, Boeing Capital and the trustee named in such Indenture, respectively.

(iii)	The following definitions are added to Section 101 of
the Junior Indenture:

Benicia Escrow Agreement means the Master Agreement Business
Deposit Accounts dated January 19, 1999 by and between the Company and B of A, as such Agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital means Boeing Capital Corporation, in its capacity as a holder of the Boeing Capital Obligations.

Boeing Capital Loan Agreement means that certain Loan Agreement dated as of January 20, 1999 by and between the Company and Boeing Capital, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Boeing Capital Loan Obligations means the principal, interest, fee and other obligations owed to Boeing Capital arising under the Boeing Capital Loan Agreement.

Boeing Capital Notes means the Secured Promissory Note dated
January 20, 1999 issued by the Company pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A means Bank of America.

Cash Flow Coverage means (a) Consolidated EBITDA, divided by (b) the sum of cash interest expense and principal payments on indebtedness (excluding any prepayment pursuant to the Companys one-time right in Section
2.2 of the Boeing Capital Loan Agreement).

Refinancing and Amendatory Agreement means the Refinancing and Amendatory Agreement dated as of January 20,1999 among the Company, Sunbelt, the then holders of the Securities and others.

Sunbelt Merger means a merger of Sunbelt into the Company.

(b)	Payment of Interest.  Sections 307(a) - (c) and (f) of the
Junior Indenture are amended by (i) substituting for the words
(including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities and the words (including Secondary Securities as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securitieseach time they appear in subsection 307(a) the words on the Boeing Capital Notes; (ii) substituting for the words Senior Notes the words Boeing Capital Notes in the second sentence of subsection 307(a) and (iii) deleting the words (including Secondary Securities, as defined in the Collateralized Note Indenture) and the words (including Secondary Securities as defined in the Collateralized
Note Indenture) each time they appear in subsections 307(b), (c) and
(f).

(c)	Payment of Taxes and Other Claims.  Section 405 of the
Junior Indenture is amended by deleting the words or Reprise.

(d)	Limitation on Indebtedness.  Section 406 of the Junior
Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the words so long as it continues to own the property described in Exhibit A to the Collateralized Note Indenture as the Pinal Property in subsection (b) of such Section; (iii) deleting the words , in an aggregate amount not to exceed $100,000 from subsection (d) of such Section; (iv) inserting the words and obligations under hedging agreements related to the price of crude oil at the end of subsection (e) of such Section; and (v) substituting for subsection (i) of such Section the following: (i) the Company may become and remain liable with respect to Indebtedness under the Boeing Capital Loan Agreement;.

(e)	Limitation on Restricted Junior Payments.  Section 407 of
the Junior Indenture is amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.

(f)	Limitation on Restrictions Affecting Subsidiaries.  Section
408 of the Junior Indenture is amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.

(g)	Limitation on Liens.  Section 410 of the Junior Indenture is
amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) restating paragraph (b) in its entirety to read (b) Liens securing obligations under the Boeing Capital Loan Agreement; and (iii) substituting for the words Collateralized Note Indenture in the last line of such Section the words Boeing Capital Loan Agreement and the Senior Subordinated Indenture.

(h)	Transactions with Partners and Affiliates.  Section 414 of
the Junior Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; and (ii) inserting the words ; or (iii) the Sunbelt
Merger, or (iv) any grant of an option by the Company to a director or employee (or exercise thereof) at the end of such Section.

(i)	Financial Covenants.  Section 415 of the Junior Indenture is
restated to read as follows: After the Company has paid in full the principal of and all accrued interest on the Boeing Capital Notes, the Company will maintain a Cash Flow Coverage ratio of at least 1.5:1.0 calculated on the basis of the most recently ended four fiscal quarters

(j)	Limitation on Investments, Loans and Advances.  Section 417
of the Junior Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the words which shall not exceed $5,000 to any single employee and $25,000 in the aggregate to all employees at any time outstanding ; and (iii) inserting at the end of clause (b) the words and loans by the Company to Sunbelt.

(k)	Limitation on Consolidated Capital Expenditures.  Section
418 of the Junior Indenture is amended by (i) substituting for the amount $3,000,000 the amount $4,000,000 and (ii) inserting the following at the end of such Section: (or, in the case of 1999, if this covenant becomes applicable during 1999, $8,500,000).

(l)	Fundamental Changes Only on Certain Terms.  Section 419 of
the Junior Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the word and from subsection (d) of such Section; (iii) inserting the word ; and at the end of subsection (e) of such Section; and (iv) adding the following new clause (f):

(f)	the Company and Sunbelt may effect the Sunbelt Merger.

(m)	Contingent Obligations.  Section 420 of the Junior Indenture
is amended by (i) substituting for the words (including Secondary
Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) inserting the words and obligations under hedging agreements related to the price of crude oil at the end of subsection (d) of such Section; and (iii) deleting the words in an amount not to exceed $1,500,000 in subsection (e) of such Section.

(n)	Grant of Lien to Secure Obligations.  Section 422(a) of the
Junior Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; and (ii) substituting for the words Collateralized Note Indenture the words Intercreditor Agreement.

(o)	Events of Default.  Section 501 of the Junior Indenture is
amended by restating subsection 501(l) to read as follows:

(l)	the Company shall cease to be the Sunbelt Managing General
Partner, other than as a result of the Sunbelt Merger.

(p)	Acceleration of Maturity.  Section 502 of the Junior
Indenture is amended by substituting for the words to the trustee under the Collateralized Note Indenture (at Fleet National Bank, One Federal Street, Boston, Massachusetts 02211, Attention: Corporate Trust Administration), the words to Boeing Capital (at 4060 Lakewood Boulevard, Long Beach, California 90808-1700, Attention: Vice President - Taxes and Associate General Counsel).

(q)	Right of Redemption.  Section 901 of the Junior Indenture is
amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.

(r)	Approval of Senior Indebtedness.  Section 1006 of the Junior
Indenture is amended by substituting for the words the Senior Securities, and the Collateralized Note Indenture in clause (i) the words the Boeing Capital Notes, the Boeing Capital Loan Agreement.

3.	Consents under Junior Indenture.  The following transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Junior
Indenture:

(a)	The issuance of the Boeing Capital Notes by the Company
under the Boeing Capital Loan Agreement;

(b)	The Companys entering into the Benicia Escrow Agreement and
funding the account to which it relates;

(c)	The retirement by the Company of the Senior Notes (Other)
and the Senior Note (Sunbelt IDB) in accordance with the Refinancing and Amendatory Agreement to which this Exhibit F is attached;

(d)	The amendment of the Senior Subordinated Indenture as
specified on Exhibit D to the Refinancing and Amendatory Agreement to which this Exhibit F is attached;

(e)	The consummation of the transactions contemplated by the
Boeing Capital Loan Agreement in accordance with the terms and conditions thereof; and

(f)	The Companys entering into the Amended and Restated Letter
of Credit and Reimbursement Agreement attached as Exhibit C to the Refinancing and Amendatory Agreement to which this Exhibit F is attached.


TABLE OF CONTENTS

ARTICLE I		DEFINITIONS								2
Section 1.01.	Definitions								2
Section 1.02.	Accounting Terms; Utilization of GAAP for
Purposes of Calculations Under Agreement.			14
Section 1.03.	Other Definitional Provisions.				14

ARTICLE II	AMOUNT AND TERMS OF LETTERS OF CREDIT				14

Section 2.01.	The Letters of Credit and the IDB Letter of Credit.	14
Section 2.02.	Reimbursement							17
Section 2.03.	Fees									17
Section 2.04.	Increased Costs							18
Section 2.05.	Payments and Computations					19
Section 2.06.	Obligations Absolute						19
Section 2.07.	Participations							20
Section 2.08.	Taxes.								20

ARTICLE III	CONDITIONS OF EFFECTIVENESS AND ISSUANCE				21

Section 3.01.	Condition Precedent to Effectiveness of this Agreement 21
Section 3.02.	Conditions Precedent to Issuance or
Amendment of each Letter of Credit				22

ARTICLE IV	REPRESENTATIONS AND WARRANTIES					23

Section 4.01.	Representations and Warranties				23

ARTICLE V	COVENANTS OF HUNTWAY AND SUNBELT					28

Section 5.01.	Scheduled Redemptions of IDB Bonds.				28
Section 5.02.	[intentionally omitted].					28
Section 5.03.	[intentionally omitted].					28
Section 5.04.	Maintenance of Existence; Compliance with Laws		28
Section 5.05.	Payment of Taxes and Other Claims				29
Section 5.06.	Limitation on Indebtedness					29
Section 5.07.	Limitation on Restricted Junior Payments			30
Section 5.08.	Limitation on Restrictions Affecting
Subsidiaries.							30
Section 5.09.	Financial Statements and Other Reports			31
Section 5.10.	Limitation on Liens.						33
Section 5.11.	Restrictions on Acquisition of Subsidiaries		34
Section 5.12.	Inspection								34
Section 5.13.	Maintenance of Properties and Insurance.			34
Section 5.14.	Transactions with Partners and Affiliates.		35
Section 5.15.	Financial Covenants.						35
Section 5.16.	[intentionally omitted]						35
Section 5.17.	Limitation on Investments, Loans and Advances.		35
Section 5.18.	Limitation on Consolidated Capital Expenditures.	36
Section 5.19.	Fundamental Changes Only on Certain Terms			36
Section 5.20.	Contingent Obligations.						37
Section 5.21.	Conduct of Business.						37
Section 5.22.	Intentionally Omitted.						38
Section 5.23.	Environmental Covenants.					38
Section 5.24.	Amendments of Other Indentures				39
Section 5.25.	Year 2000 Compliance.						40
Section 5.26.	Collateral Agent and Security Documents			40

ARTICLE VI	EVENTS OF DEFAULT								41

Section 6.01.	Events of Default							41
Section 6.02.	Upon an Event of Default					43

ARTICLE VII	MISCELLANEOUS								44

Section 7.01.	Amendments, Etc.							44
Section 7.02.	Notice, Etc.							44
Section 7.03.	No Waiver; Remedies.						44
Section 7.04.	Set-off by Bankers; Security Interest in
Deposit Accounts.							44
Section 7.05.	Indemnification.							45
Section 7.06.	Liability of Parties.						46
Section 7.07.	Costs, Expenses and Taxes.					47
Section 7.08.	Binding Effect.							47
Section 7.09.	Independence of Covenants.					48
Section 7.10.	Severability.							48
Section 7.11.	Governing Law and Jurisdiction.				48
Section 7.12.	Waiver of Jury Trial.						48
Section 7.13.	Headings.								49
Section 7.14.	Counterparts.							49


Exhibit A	- Form of Notice Request to Issue or Amend a
		  Letter of Credit

Exhibit B	- Form of opinion of Counsel

Schedule I	- Existing Letters of Credit

Schedule II	- Proceedings

Schedule III- Tax Returns

Schedule IV	- Compliance with Law

Schedule V	- Environmental Matters

Schedule VI	- ERISA Matters
      	  Insert proposed date of issuance of the Letter of Credit. Insert stated amount of the Letter of Credit in numbers. Insert expiration date for the Letter of Credit.
      	  Insert name and address of the beneficiary of the
		  Letter of Credit.
      	  Insert purpose of the Letter of Credit.
      	  Insert name of Subfacility pursuant to which it is
		  being issued.
      	  Insert name of Subfacility being reduced.
      	  Attach a summary of the salient contemplated terms of the Letter of Credit and all required documents.



LA1:829437.12	1

Page S-1 to Amended and Restated Letter of Credit and
Reimbursement Agreement



LA1:829437.12	S-1
LA1:829437.12	S-1
LA1:829437.12	B-10

LA1:829437.12	I-2

LA1:829437.12	II-1

	III-1

LA1:829437.12
LA1:829437.12	IV-1

LA1:829437.12	V-2

LA1:829437.12	VI-1


LA1:829437.12	I-1

LA1:829437.12
TABLE OF CONTENTS
(continued)
Page

LA1:829437.12
-iii-


TABLE OF CONTENTS

Page

LA1:829437.12
-i-





LA1:829437.12

LA1:829437.12











LOAN AGREEMENT


by and between


HUNTWAY REFINING COMPANY


and



BOEING CAPITAL CORPORATION





Dated as of January 20, 1999


TABLE OF CONTENTS


Page

1.	DEFINITIONS AND CONSTRUCTION					1
1.1	Definitions								1
1.2	Accounting Terms							12
1.3	Code									12
1.4	Construction							12
1.5	Schedules and Exhibits						13

2.	LOAN AND TERMS OF PAYMENT					13
2.1	Term Loan								13
2.2	Capital Expenditure Loans					13
2.3	Interest:  Rates, Payments, and Calculations.		15
2.4	Disbursement of Loans.  					15
2.5	Maintenance of Loan Account; Statements of
Obligations; Note. 						16
2.6	Fee.									16

3.	CONDITIONS; TERM OF AGREEMENT					16
3.1	Conditions Precedent to Term Loan, Initial Capital
Expenditure Loan and Initial Funding from Escrow
Account.								16
3.2	Conditions Precedent to Term Loan, all Capital
Expenditure Loans and All Release of Funds
from Escrow Account.						19
3.3	Term.									20
3.4	Effect of Termination.						20
3.5	Early Termination or Paydown by Borrower			21
3.6	Termination Upon Event of Default				21

4.	CONFIRMATION OF LIEN AND SECURITY INTEREST		21
4.1	Confirmation of Grant of Lien and Security Interest.	21
4.2	Delivery of Additional Documentation Required.		21
4.3	Right to Inspect.							22

5.	COMPLETION OF THE WORK						22
5.1	Commencement and Completion					22
5.2	Sufficiency of Loan and Escrow Account			23

6.	REPRESENTATIONS AND WARRANTIES				23
6.1	No Encumbrances.							23
6.2	Accounts; Deposit Accounts.					23
6.3	Inventory.								23
6.4	Equipment								23
6.5	Location of Inventory and Equipment.			23
6.6	Inventory Records.						23
6.7	Location of Chief Executive Office; FEIN.			23
6.8	Due Organization and Qualification; Subsidiaries.	24
6.9	Due Authorization; No Conflict.				24
6.10	Litigation.								25
6.11	No Material Adverse Change. 					25
6.12	Solvency.								25
6.13	Employee Benefits.						25
6.14	Environmental Condition						26
6.15	Compliance With The ADA						26
6.16	Governmental Compliance						26
6.17	Plan Changes							27
6.18	Compliance with Laws						27

7.	AFFIRMATIVE COVENANTS						27
7.1	Accounting System.						27
7.2	Financial Statements, Reports, Certificates.		27
7.3	Tax Returns.							28
7.4	Maintenance of Equipment.					28
7.5	Taxes.								28
7.6	Insurance								28
7.7	No Setoffs or Counterclaims					28
7.8	Location of Inventory and Equipment.			29
7.9	Maintain Letter of Credit Facility.  			29
7.10	Compliance with Laws.						29
7.11	Employee Benefits.						29
7.12	Leases.								30
7.13	Environmental Condition						30
7.14	Compliance With The ADA						32
7.15	Use of Loan Proceeds						32
7.16	Construction of Improvements					32
7.17	Mechanic's Liens and Contest Thereof			32
7.18	Financial Covenants.						33

8.	NEGATIVE COVENANTS						33
8.1	Indebtedness.							33
8.2	Liens.								34
8.3	Restrictions on Fundamental Changes.			35
8.4	Deposit Accounts.							35
8.5	Change Name.							35
8.6	Guarantee.								35
8.7	Nature of Business.						35
8.8	Prepayments and Amendments.					35
8.9	Change of Control.						35
8.10	Consignments.							36
8.11	Distributions.							36
8.12	Accounting Methods.						36
8.13	Investments.							36
8.14	Transactions with Affiliates.					36
8.15	Suspension.								37
8.16	Change in Location of Chief Executive Office.		37
8.17	No Prohibited Transactions Under ERISA			37

9.	EVENTS OF DEFAULT							38

10.	LENDER'S RIGHTS AND REMEDIES					40
10.1	Rights and Remedies.						40
10.2	Remedies Cumulative						40
10.3	Foreclosure Not A Discharge as to Indemnity
	Obligations								40

11.	TAXES AND EXPENSES REGARDING THE COLLATERAL		41

12.	WAIVERS; INDEMNIFICATION					41
12.1	Demand; Protest; etc						41
12.2	Lender's Liability for Collateral				41
12.3	Indemnification							41

13.	NOTICES								42

14.	CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER		43

15.	DESTRUCTION OF BORROWER'S DOCUMENTS				44

16.	GENERAL PROVISIONS						44
16.1	Effectiveness							44
16.2	Successors and Assigns						44
16.3	Section Headings							44
16.4	Interpretation							45
16.5	Severability of Provisions					45
16.6	Amendments in Writing						45
16.7	Counterparts; Telefacsimile Execution			45
16.8	Revival and Reinstatement of Obligations			45
16.9	Lending Relationship						45
16.10	Integration								46
16.11	Insider Trading							46
16.12	Confidentiality							46



	EXHIBITS

	Exhibit A			Approved Project Budget


	SCHEDULES

	Schedule D-1		Deposit Accounts
	Schedule P-1		Permitted Liens
	Schedule R-1		Real Property
	Schedule 6.8		Borrower's Corporate Structure
	Schedule 6.10		Litigation
	Schedule 6.13		Benefit Plans
	Schedule 6.14		Environmental Condition
	Schedule 7.8		Location of Inventory and Equipment




LOAN AGREEMENT


	THIS LOAN AGREEMENT (this Agreement), is entered into as of January 20, 1999, between BOEING CAPITAL CORPORATION, a Delaware corporation (Lender), with a place of business located at 4060 Lakewood Boulevard, 6th Floor, Long Beach, California 90808-1700, and HUNTWAY REFINING COMPANY, a Delaware corporation (Borrower), with its chief executive office located at 25129 The Old Road, Newhall, California 91381.

The parties agree as follows:

DEFINITIONS AND CONSTRUCTION.

Definitions . As used in this Agreement, the following terms shall have the following definitions:

	Accounts means all currently existing and hereafter arising accounts, contract rights, and all other forms of obligations owing to Borrower arising out of the sale or lease of goods or the rendition of services by Borrower, irrespective of whether earned by performance, and any and all credit insurance, guaranties, or other security therefor.

	Act means all present and future laws,
regulations, statutes, common law, rules, ordinances, codes, licenses, permits, orders, approvals, plans, authorizations, concessions, franchises, and similar items of any federal, state, or local government, instrumentality, or body, as the same may be amended, modified, or supplemented from time to time and that are related to Hazardous
Materials or any other substances that are: (a) defined or listed in, or otherwise classified pursuant to, any such laws, regulations, statutes, common law, rules, ordinances, codes, licenses, permits, orders, approvals, plans, authorizations, concessions, or franchises as hazardous substances, hazardous materials, hazardous wastes, toxic substances, or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, or reproductive toxicity, or EP toxicity, (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources, (c) any flammable substances or explosives or any radioactive materials, or (d) asbestos in any form or electrical equipment that contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of 50 parts per million.

	ADA means the Americans with Disabilities Act,
42 U.S.C.12101, et seq., and all applicable rules and regulations promulgated thereunder, as the same may be amended, modified, or supplemented from time to time.

	Affiliate means, as applied to any Person, any other Person who directly or indirectly controls, is controlled by, is under common control with or is a director of such Person. For purposes of this definition, control means the possession, directly or indirectly, of the power to vote 5% or more of the securities having ordinary voting power for the election of directors or the direct or indirect power to direct the management and policies of a Person.

	Agreement has the meaning set forth in the preamble hereto.

	Approved Project Budget means the budget more particularly defined in
Section 3.1 and set forth on Exhibit A attached hereto and incorporated herein, as the same may be amended from time to time with the prior written consent of Lender, which consent shall not be unreasonably withheld or delayed.

	Authorized Person means the officer of the Borrower bearing the title President & Chief Executive Officer, the officer of the Borrower bearing the title Executive Vice
President and Chief Financial Officer, or the officer of the Borrower bearing the title Controller.

	Bankruptcy Code means the United States Bankruptcy Code
(11 U.S.C. 101 et seq.), as amended, and any successor statute.

	Benefit Plan means a defined benefit plan (as defined in Section 3(35) of ERISA) for which Borrower, any Subsidiary of Borrower, or any ERISA Affiliate has been an employer (as defined in Section 3(5) of ERISA) within the past six years.

	Borrower has the meaning set forth in the preamble to this Agreement.

	Borrower's Engineers means Eichleay Engineers
Incorporated of California or such other architect or engineer as may be approved by Lender.

	Borrower's Books means all of Borrower's books and records including: ledgers; records indicating, summarizing, or evidencing Borrower's properties or assets (including the Collateral) or liabilities; all information relating to Borrower's business operations or financial condition; and all computer programs, disk or tape files, printouts, runs, or other computer prepared information.

	Business Day means any day that is not a Saturday, Sunday, or other day on which national banks are authorized or required to close.

	Capital Expenditures means the sum of (a) all expenditures capitalized for financial statement purposes in accordance with GAAP plus, without duplication, (b) the entire principal amount of any debt incurred in connection with any such expenditures.

	Capital Expenditure Loan has the meaning set forth in
Section 2.2.

	Cash Flow Coverage means (a) EBITDA , divided by
(b) the sum of cash interest expense and principal payments on indebtedness (excluding any prepayment pursuant to Borrowers one-time right in Section 2.2).

	Change of Control shall be deemed to have occurred at such time as a person or group (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934 but excluding any initial purchasers of the Securities (under and as defined in the Indenture dated as of October 15, 1997, executed by Borrower, as Issuer, and State Street Bank and Trust Company, as Trustee, respecting the $21,750,000 9-1/4% Senior Subordinated Secured Convertible Notes due 2007) or Related Parties with respect thereto) becomes the beneficial owner (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 50% of the total voting power of all classes of stock then outstanding of Borrower normally entitled to vote in the election of directors. Related Party with respect to any initial purchaser of the Securities means (A) any controlling stockholder, partner or member (or spouse of such stockholder, partner or member), 80% (or more) owned Subsidiary, or spouse or immediate family member (in the case of any individual), of such initial purchaser or (B) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners, owners or persons beneficially holding an 80% or more controlling interest of which consist of such initial purchaser and/or such other persons referred to in the immediately preceding clause (A).

	Closing Date means the date of funding of the Term Loan.

	Code means the California Uniform Commercial Code.

	Collateral has the meaning given such term in the Intercreditor Agreement, together with the Escrow Account.

	Collateral Documents has the meaning given such term in the Intercreditor Agreement.

	Collateral Agent has the meaning given such term in the Intercreditor Agreement.

	Completion Date means June 30, 1999, subject to Force
Majeure, but no later than September 30, 1999.

	Default means an event, condition, or default that, with the giving of notice, the passage of time, or both, would be an Event of Default.

	Deposit Accounts means those deposit accounts of Borrower identified by account number, bank and bank branch address on Schedule D-1.

	Disbursement Letter means an instructional letter executed and delivered by Borrower to Lender regarding the extensions of credit to be made on the Closing Date, the form and substance of which shall be satisfactory to Lender.

	Dollars or $ means United States dollars.

	EBITDA means net income, plus interest expense, plus provision for taxes, plus depreciation and amortization and other non-cash expenses, less interest income and any extraordinary gains, all calculated according to GAAP.

	Early Paydown Premium has the meaning set forth in Section 3.5.

	Equipment means all of Borrower's present and hereafter acquired machinery, machine tools, motors, equipment, furniture, furnishings, fixtures, vehicles (including motor vehicles and trailers), tools, parts, goods (other than consumer goods, farm products, or Inventory), wherever located, including, (a) any of the foregoing acquired by Borrower with the proceeds of a Capital Expenditure Loan, (b) any interest of Borrower in any of the foregoing, and (c) all attachments, accessories, accessions, replacements, substitutions, additions, and improvements to any of the foregoing.

	ERISA means the Employee Retirement Income Security Act of 1974, 29 U.S.C. 1000 et seq., amendments thereto, successor statutes, and regulations promulgated thereunder.

	ERISA Affiliate means (a) any corporation subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(b),(b) any trade or business subject to ERISA whose employees are treated as employed by the same employer as the employees of Borrower under IRC Section 414(c), (c) solely for purposes of Section 302 of ERISA and
Section 412 of the IRC, any organization subject to ERISA that is a member of an affiliated service group of which Borrower is a member under IRC
Section 414(m), or (d) solely for purposes of Section 302 of ERISA and
Section 412
of the IRC, any party subject to ERISA that is a party to an arrangement with Borrower and whose employees are aggregated with the employees of Borrower under IRC Section 414(o).

	ERISA Event means (a) a Reportable Event with respect to any Benefit Plan or Multiemployer Plan, (b) the withdrawal of Borrower, any of its Subsidiaries or ERISA Affiliates from a Benefit Plan during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) with respect thereto, (c) the providing of notice of intent to terminate a Benefit Plan in a distress termination (as described in Section 4041(c) of ERISA), (d) the institution by the PBGC of proceedings to terminate a Benefit Plan or Multiemployer Plan,
(e) any event or condition (i) that provides a basis under Section
4042(a)(1), (2), or (3) of ERISA for the termination of, or the appointment of a trustee to administer, any Benefit Plan or Multiemployer Plan, or
(ii) that may result in termination of a Multiemployer Plan pursuant to Section 4041A of ERISA, (f) the partial or complete withdrawal within the meaning of Sections 4203 and 4205 of ERISA, of Borrower, any of its Subsidiaries or ERISA Affiliates from a Multiemployer Plan, or
(g) providing any security to any Benefit Plan under Section
401(a)(29) of the IRC by Borrower or its Subsidiaries or any of their ERISA Affiliates.

	Escrow Account has the meaning set forth in Section 2.2.

	Event of Default has the meaning set forth in Section 9.

	Exchange Act means the Securities Exchange Act of 1934, as amended.

	FEIN means Federal Employer Identification Number.

	Force Majeure means only those work stoppages which occur by reason of governmental order, decree, regulation, shortage of materials, acts of God, strikes, or other causes beyond the ability of Borrower reasonably to control.

	GAAP means generally accepted accounting principles as in effect from time to time in the United States, consistently applied.

	Governing Documents means the certificate or articles of incorporation, by-laws, or other organizational or governing documents of any Person.

	Hazardous Materials means:
those substances defined as hazardous substances, hazardous materials, toxic substances, or solid waste in the Comprehensive Environmental Response, Compensation and Liability
Act, 42 U.S.C. 9601 et seq., Resource Conservation and Recovery Act, 42 U.S.C.6901 et seq. (RCRA), or the Hazardous Materials Transportation Act, 49 U.S.C. Section 1801 et seq.;

 those substances designated as a hazardous substance under or pursuant to the Federal Water Pollution Control Act, 33 U.S.C. 1257 et seq., or defined as a hazardous waste under or pursuant to RCRA;

those substances listed in the United States
Department of Transportation Table (40 CFR 172.101 and amendments thereto) or by the Environmental Protection Agency (or any successor agency) as hazardous substances (40 CFR Part 302 and amendments thereto); and

any other substances, materials and wastes the use, storage, transportation or disposal of which are regulated under any Act, or which are classified as hazardous or toxic under any Act.

	All of the statutes, acts, codes, sections and tables listed above shall include all amendments, modifications and supplements thereto, together with all regulations promulgated pursuant to such statutes, acts, codes, sections and tables.

	Improvements means all of the improvements and such other items to be constructed or provided in connection with the Project, all as are set forth in the Approved Project Budget with respect to the Project.

	Indebtedness means: (a) all obligations of Borrower for borrowed money, (b) all obligations of Borrower evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of Borrower in respect of letters of credit, bankers acceptances, the net obligations of Borrower under interest rate swaps and hedge agreements, or other financial products, (c) all obligations of Borrower under capital leases, (d) all obligations or liabilities of others secured by a Lien on any property or asset of Borrower, irrespective of whether such obligation or liability is assumed, and (e) any obligation of Borrower guaranteeing or intended to guarantee (whether guaranteed, endorsed, co-made, discounted, or sold with recourse to Borrower) any indebtedness, lease, dividend, letter of credit, or other obligation of any other Person.

	Indemnified Persons means Lender and its parents, subsidiaries and affiliates, and each of their officers, directors, agents, employees, attorneys, trustees, receivers, executors,and administrators, and the heirs, successors, and assigns of all of the foregoing.

	Insolvency Proceeding means any proceeding commenced by or against any Person under any provision of the Bankruptcy Code or under any other bankruptcy or insolvency law, including assignments for the benefit of creditors, formal or informal moratoria, compositions, extensions generally with its creditors, or proceedings seeking reorganization, arrangement, or other similar relief.

	Intangible Assets means, with respect to any Person, that portion of the book value of all of such Person's assets that would be treated as intangibles under GAAP.

	Intercreditor Agreement means that certain
Amended and Restated Intercreditor and Collateral Trust Agreement dated as of December 12, 1996 among Bankers Trust Company, as LOC Bank,
Fleet National Bank, as Indenture Trustee under the Collateralized Note Indenture, and the Financial Institutions listed on the signature pages thereof and United States Trust Company of New York, as
Collateral Agent, as it has been or may from time to time be amended, renewed, supplemented,restated or otherwise modified.

	Interest Rate means, with respect to the Term
Loan and each Capital Expenditure Loan, the fixed rate of interest, per annum, calculated as of the Monday preceding the date of the funding thereof, calculated as follows: 9.39% plus (or minus) the sum of: (i) 87% of any increase (or decrease) in the average yield on U.S. Treasuries maturing in 60 months (or if such 60-month yield is not quoted, such yield as calculated by interpolation from the yields quoted for the closest longer and shorter maturities) as quoted in the Treasury Bonds, Notes & Bills section of The Wall Street Journal (or any similar publication in the event the foregoing is not available) published on such Monday (or if not published on such Monday, as published on the first preceding Business Day) from 5.42%; and (ii) 87% of any increase (or decrease) in the five year spread for BBB finance companies as stated in the Lehman
Brothers Fixed Income Global Relative Value Report most recently published as of such Monday (or any similar publication in the event the foregoing is not available) from 76 basis points. By way of example, as of November 9, 1998, such Treasuries yield was 4.5% and the five year spread from the Lehman Report was 145 basis points. Therefore, the Interest Rate calculated as of such date would be 9.19%.

	Inventory means all present and future
inventory in which Borrower has any interest, including goods held for sale or lease or to be furnished under a contract of service and all of Borrower's present and future raw materials, work in process, finished goods, and packing and shipping materials, wherever located, and any documents of title representing any of the above.

	IRC means the Internal Revenue Code of 1986, as amended, and the regulations thereunder.

	Lender has the meaning set forth in the
preamble to this Agreement.

	Lender Expenses means all: costs or expenses
(including taxes, photocopying, notarization, telecommunication and insurance premiums) required to be paid by Borrower under any of the Loan Documents that are paid or advanced by Lender pursuant to the terms of this Agreement; costs, expenses and premiums for documentation
(and, to the extent incurred by Lender and not Collateral Agent or another Person, filing, recording and publication), appraisal (including periodic Collateral appraisals), real property taxes on any of the Real
Property (should Lender elect to pay them pursuant to the terms of this Agreement), environmental audit, and search fees assessed, paid, or incurred by Lender (and not the Collateral Agent or another Person) in connection with this Agreement or the transactions contemplated hereunder; costs and expenses incurred by Lender in preserving the value of the Collateral;
costs and expenses incurred by Lender in the disbursement of funds to Borrower (by wire transfer or otherwise) pursuant to this Agreement; charges paid or incurred by Lender resulting from the dishonor of checks received pursuant to this Agreement; costs and expenses paid or incurred by Lender to correct any Default or Event of Default or enforce any provision of the Loan Documents (or, to the extent incurred by Lender and not Collateral Agent or another Person, in gaining possession of, maintaining, handling, preserving, storing, shipping, selling, preparing for sale, or advertising to sell the Collateral, or any portion thereof, irrespective of whether a sale is consummated); costs and expenses paid or incurred by Lender in examining Borrower's Books; costs and expenses of third party claims or any other suit paid or incurred by Lender in enforcing or defending the Loan Documents; and Lender's reasonable attorneys fees and expenses incurred in advising, structuring, drafting, reviewing, administering, amending, terminating, enforcing, defending, or concerning the Loan Documents (including attorneys fees and expenses incurred in connection with a workout, a restructuring, or an Insolvency Proceeding concerning Borrower or any guarantor of the Obligations), irrespective of whether suit is brought; provided that Lender Expenses shall not include income tax liability of Lender except to the extent, if any, reimbursable by Borrower to Lender pursuant hereto or pursuant to any of the Collateral Documents.

	Lien means any interest in property, tangible or intangible, securing an obligation owed to, or a claim by, any Person other than the owner of such property, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including any lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, adverse claim or charge, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting Real Property.

	Loan Account has the meaning set forth in Section 2.5.

	Loan Documents means this Agreement, the Disbursement Letter, any note or notes executed by Borrower and payable to Lender to evidence any of the Obligations, the Collateral
Documents, and any other agreement entered into, now or in the future, in connection with this Agreement or the transactions contemplated hereby.

	Losses shall mean any and all losses, liabilities, contingent liabilities, damages, obligations, claims, contingent claims, actions, suits, proceedings, disbursements, penalties, costs, and expenses arising in connection with this Agreement or any other Loan Document (including, without limitation, actual attorneys' fees and costs of counsel retained by Lender to monitor the proceedings and actions of Borrower in satisfying its obligations hereunder, and to advise and represent Lender with respect to matters related hereto, including,without limitation, fees incurred pursuant to the Bankruptcy Code) and all other professional or consultants' fees and expenses), whether or not an action or proceeding is commenced or threatened; provided that Losses shall not include income tax liability of Lender except to the extent, if any, reimbursable by Borrower to Lender pursuant hereto or pursuant to any of the Collateral Documents.

	Material Adverse Change means (a) a material adverse change in the business, prospects, operations, results of operations, assets, liabilities or condition (financial or otherwise) of Borrower and its Subsidiaries, taken as a whole, (b) the material impairment of Borrower's ability to perform its obligations under the Loan Documents to which it is a party or of Lenders ability to enforce the Obligations or realize upon the Collateral, (c) a material adverse effect on the value of the Collateral or the amount that Lender would be likely to receive (after giving consideration to delays in payment and costs of enforcement) in the liquidation of such Collateral, or (d) a material impairment of the priority of the Liens of Lender with respect to the Collateral.

	Multiemployer Plan means a multiemployer plan (as defined in Section 4001(a)(3) of ERISA) to which Borrower, any of its Subsidiaries, or any ERISA Affiliate has contributed, or was obligated to contribute, within the past six years.

	Note means that certain Secured Promissory Note, dated of even date herewith, executed by Borrower, as maker, in favor of Lender, as payee, to further evidence the Term Loan and the Capital Expenditure Loans.

	Obligations means the Term Loan, all Capital
Expenditure Loans, the Early Paydown Premium arising under
Section 3.5 or Section 3.6, and all other loans, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), liabilities, obligations, fees, charges, costs, or Lender Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, would have accrued), guaranties, covenants, and duties owing by Borrower to Lender of any kind and description arising pursuant to, or evidenced by, or in connection with the Loan
Documents and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and further including all interest owing to Lender pursuant to this Agreement not paid when due and all Lender
Expenses and Losses that Borrower is required to pay or reimburse to Lender under the Loan Documents, by law, or otherwise.

	Payment Date has the meaning set forth in Section 2.1.

	PBGC means the Pension Benefit Guaranty Corporation as defined in Title IV of ERISA, or any successor thereto.

	Permitted Liens means (a) Liens held by Collateral Agent,
(b) Liens for unpaid taxes, assessments, governmental charges or claims that either (i) are not yet due and payable or
(ii) are the subject of Permitted Protests, (c) Liens set forth on Schedule P-1, (d) the interests of lessors under operating leases, and purchase money Liens of lessors, vendors or lenders under capital leases or other Indebtedness to the extent that the acquisition or lease or of the underlying asset is permitted under Section 8.1 and so long as the Lien only attaches to the asset purchased or acquired and only secures the purchase price of the asset, (e) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, repairmen, laborers, or suppliers, incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet due and payable, or (ii) are the subject of Permitted Protests, (f) Liens arising from or deposits made in connection with obtaining worker's compensation unemployment insurance and other types of social security, (g)
Liens or deposits to secure performance of bids, tenders, leases, statutory obligations or government contracts, incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, (h) Liens arising by reason of security for surety, performance or appeal bonds in the ordinary course of business of Borrower, (i) Liens of or resulting from any judgment or award as to which the time for the appeal or petition for rehearing of which has not yet expired, or in respect of which Borrower is in good faith prosecuting an appeal or proceeding for a review, and in respect of which a stay of execution pending such appeal or proceeding for review has been secured, (j) Liens with respect to the Real Property Collateral that are exceptions to the commitments for title insurance issued in favor of Collateral Agent, as accepted by Lender, (k) with respect to any Real Property that is not part of the Real Property Collateral, easements, rights of way, zoning and similar covenants and restrictions, and similar encumbrances that customarily exist on properties of Persons engaged in similar activities and similarly situated and that in any event do not materially interfere with or materially impair the use or operation of the Collateral by Borrower or the value of Lender's Lien thereon or therein, or materially interfere with the ordinary conduct of the business of Borrower, (l) with respect to the Escrow Account, Liens for fees payable to the bank at which the Escrow Account is maintained, (m) with respect to Indebtedness permitted under Section 8.1, Liens for fees and costs related thereto payable to trustees under indentures related thereto, (n) Liens securing reimbursement obligations with respect to letters of credit which encumber only documents and other property relating to such letters of credit and the products and proceeds thereof, (o) Liens arising out of consignment or similar arrangement of the sale of goods entered into by Borrower or Sunbelt in the ordinary course of business, (p) leases or subleases granted to others not interfering in any material respect with the business of Borrower or Sunbelt; (q) Liens in favor of custom and revenue authorities arising as a matter of law to secure payment of customs duties in connection with the importation of goods, and (r) Liens arising from Indebtedness incurred by Borrower or Sunbelt in connection with any hedging or interest rate swap agreements, performance bonds, letter of credit obligations and bank overdrafts incurred in the ordinary course of business.

	Permitted Protest means the right of Borrower to protest any Lien other than any such Lien that secures the Obligations, tax (other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental payment, provided that (a) to the extent required by GAAP, a reserve with respect to such obligation is established on the books of Borrower in an amount that is reasonably satisfactory to Lender, (b) any such protest is instituted and diligently prosecuted by Borrower in good faith, and (c) Lender is reasonably satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the Liens of Lender in and to the Collateral.

	Person means and includes governments and agencies and political subdivisions thereof, natural persons, corporations, limited liability companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities.

	Personal Property Collateral means all Collateral other than the Real Property Collateral.

	Plan means anemployee benefit plan (as defined in Section 3(3) of ERISA), including any maintained by any other
Person with respect to which Borrower may incur liability.

	Plans and Specifications shall mean (i) with respect to the modernization project, the final plans and specifications for the Project prepared by Borrowers Engineers, dated December 30, 1998, and identified as Transmittal No. 5324\documents\trGY1230, and
(ii) with respect to the storage tank project, the plans, specifications and permits prepared by Borrowers Engineers and Rocky Mountain Fabrication as approved by the city of Benicia on December 12, 1998.

	Project shall mean the construction and
completion of the Improvements at Borrowers Real Property consisting of the Benicia, California refining facility.

	Real Property means any estates or interests in real property now owned or hereafter acquired by Borrower or Sunbelt, together with all improvements thereon, including the Real Property Collateral.

	Real Property Collateral means the interests of Borrower and Sunbelt in the parcel or parcels of real property and the related improvements thereto identified on Schedule R-1, and the interests of Borrower and Sunbelt in any Real Property and related improvements thereto hereafter acquired by Borrower or Sunbelt, including, without limitation the interests of Borrower and Sunbelt in the Improvements.

	Refinancing and Amendatory Agreement means that certain Refinancing and Amendatory Agreement, dated the date hereof, among Borrower, Lender, Collateral Agent, and certain other parties.

	Remediate and Remediation shall include, but not be limited to, the investigation of the environmental condition of the Real Property, the preparation of any feasibility studies, reports or remedial plans, and the performance of any cleanup, abatement, removal, remediation, containment, operation, maintenance, monitoring or restoration work, whether on or off of the Real Property.

	Reportable Event means any of the events described in Section 4043(c) of ERISA or the regulations thereunder other than a Reportable Event as to which the provision of 30 days notice to the PBGC is waived under applicable regulations.

	Retiree Health Plan means an employee welfare benefit plan within the meaning of Section 3(1) of ERISA that provides benefits to individuals after termination of their employment, other than as required by Section 601 of ERISA or applicable state law.

	Solvent means, with respect to any Person on a particular date, that on such date (a) at fair valuations, all of the properties and assets of such Person are greater than the sum of the debts, including contingent liabilities, of such Person, (b) the present fair salable value of the properties and assets of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured, (c) such Person is able to realize upon its properties and assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business, (d) such Person does not intend to, and does not believe that it will, incur debts beyond such Person's ability to pay as such debts mature, and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's properties and assets would constitute unreasonably small capital after giving due consideration to the prevailing practices in the industry in which such Person is engaged. In computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount that, in light of all the facts and circumstances existing at such time, represents the amount that reasonably can be expected to become an actual or matured liability.

	Subsidiary of a Person means a corporation, partnership, limited liability company, or other entity in which that Person directly or indirectly owns or controls the shares of stock or other ownership interests having ordinary voting power to elect a majority of the board of directors (or appoint other comparable managers) of such corporation, partnership, limited liability company, or other entity.

	Sunbelt means Sunbelt Refining Company, L.P., a
Delaware limited partnership, the sole general partner of which is Borrower.

	Term Loan has the meaning set forth in Section 2.1.

	Voidable Transfer has the meaning set forth in Section 16.8.

	Accounting Terms . All accounting terms not specifically defined herein shall be construed in accordance with GAAP. When used herein, the term financial statements shall include the notes and schedules thereto. Whenever the term Borrower is used in respect of a financial covenant or a related definition, it shall be understood to mean Borrower on a consolidated basis unless the context clearly requires otherwise.

	Code . Any terms used in this Agreement that are defined in the Code shall be construed and defined as set forth in the Code unless otherwise defined herein.

	Construction . Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular, references to the singular include the plural, the term including is not limiting, and the term or has, except where otherwise indicated, the inclusive meaning represented by the phrase and/or. The words hereof, herein, hereby, hereunder, and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. An Event of Default shall continue or be continuing until such Event of Default has either been cured (to the extent curable hereunder) or has been waived in writing by Lender. Section, subsection, clause, schedule, and exhibit references are to this Agreement unless otherwise specified. Any reference in this Agreement or in the Loan Documents (other than the Collateral Documents) to this Agreement or any of the Loan Documents shall include all alterations, amendments, changes, extensions, modifications, renewals, replacements, substitutions, and supplements, thereto and thereof, as applicable.

	Schedules and Exhibits . All of the schedules and exhibits attached to this Agreement shall be deemed incorporated herein by reference.

LOAN AND TERMS OF PAYMENT.

	Term Loan .  Lender has agreed to make a term loan (the
Term Loan) to Borrower in the original principal amount of $13,389,750.
The Term Loan shall be repaid in 84 equal monthly installments, in arrears, of principal and interest, commencing on the one-month anniversary date of the Closing Date and continuing on such day of each succeeding month (the Payment Date) until and including the date on which the unpaid balance of the Term Loan is paid in full. The outstanding principal balance and all accrued and unpaid interest under the Term Loan shall be due and payable upon the termination of this Agreement, whether by its terms, by prepayment, by acceleration, or otherwise.

	The unpaid principal balance of the Term Loan may be prepaid subject to the following conditions: (i) Borrower shall have provided Lender 90 days prior written notice of Borrowers intent to prepay; (ii) the Term Loan may be prepaid in full only (no partial prepayments permitted); (iii) the Term Loan may be prepaid only together with payment in full of all Capital Expenditure Loans and all other Obligations; (iv) such prepayment may be made only on (but not prior to) the third anniversary date of the Closing Date and on any anniversary date of the Closing Date thereafter (but only on such an anniversary date and not during any period between such anniversary dates); and (v) any such prepayment shall be made together with payment of the applicable Early Paydown Premium as provided in Section 3.5.

	Capital Expenditure Loans . Subject to the terms and conditions of this Agreement, Lender agrees to make a series of term loans to Borrower (each, a Capital Expenditure Loan) in an aggregate original principal amount not to exceed the lesser of (i) $2,800,000, and
(ii) one half the cost of the Improvements. Each Capital Expenditure Loan shall be repayable in 84 equal monthly installments of principal and interest, such installments to be payable commencing on the next Payment Date following the date of the funding of such Loan and continuing on each Payment Date of each succeeding month until and including the date on which the unpaid balance of such Loan is paid in full. The outstanding principal balance and all accrued and unpaid interest under all Capital Expenditure
Loans shall be due and payable upon the termination of this Agreement, whether by its terms, by prepayment, by acceleration, or otherwise. The unpaid principal balance of each Capital Expenditure Loan may be prepaid in whole only, and only together with the Term Loan, as provided in
Section 2.1, together with payment of the applicable Early Paydown Premium; provided, however, that in addition Borrower shall have a one-time right to prepay all or any of the Capital Expenditure Loans on and only on March
31, 2000 if and only if: (i) Borrower shall have provided to Lender 30 days prior written notice of such intention to prepay; and (ii) Borrower pays to Lender the then outstanding principal balance and all accrued interest with respect to the Capital Expenditure Loans being prepaid; and
(iii) Borrower pays to Lender an amount equal to three-fourths of one percent (3/4%) of the principal amount being prepaid; and (iv) Borrower pays to Lender the excess, if any, of (X) the aggregate of the present values of the payment stream of each Capital Expenditure Loan being prepaid calculated using a discount rate equal to the average yield on U.S. Treasuries maturing in 60 months (or if such 60-month yield is not quoted, such yield as calculated by interpolation from the yields quoted for the closest longer and shorter maturities) , as quoted in the Treasury Bonds, Notes & Bills section of The Wall Street Journal (or any similar publication in the event that the foregoing is not published) published on the Monday (or if not then published, on the first preceding Business Day) preceding the date of such prepayment, over (Y) the aggregate of the present values of the payment stream of each such Capital
Expenditure Loan calculated using a discount rate equal to the average yield on U.S. Treasuries maturing in 60 months used to calculate the Interest
Rate for such Capital Expenditure Loan; and (v) such prepayment is funded from operating cash flow and not from the proceeds of any refinancing or other source of funds other than Borrowers operations.

	Each Capital Expenditure Loan shall be made by Lender upon Borrowers request in writing and upon provision by Borrower to Lender of evidence reasonably satisfactory to Lender of the then-to-date construction of the Improvements and of the cost to complete the Improvements. Proceeds of each Capital Expenditure Loan may be advanced directly to the applicable vendor, contractor or subcontractor, or Borrower, as Lender may determine.

	The foregoing to the contrary notwithstanding, the initial $2,800,000 cost of the Improvements shall be, subject to the conditions set forth in this Agreement, released and paid from the escrow account (Escrow Account) maintained by Borrower, with withdrawals permitted only by Lender, at Bank of America NT&SA, from the funds deposited therein by Borrower on or before the Closing Date and no Capital Expenditure Loans shall be made by Lender until such time as such initial $2,800,000 shall have been funded from the Escrow Account
(provided that, upon the review and approval thereof by Lender, there shall be credited as against such $2,800,000 all cost of the Improvements paid by Borrower prior to the Closing Date); thereafter, the next $2,800,000 of the cost of the Improvements shall be paid by the funding by Lender of Capital Expenditure Loans, subject to the terms and conditions hereof; thereafter, the next $700,000 of cost of the Improvements shall be paid from the Escrow Account from funds deposited therein by Borrower on or before the Closing Date; and thereafter, Borrower shall pay the cost of all Improvements required to complete the Project.

	In the event that the total cost of the Improvements to complete the Project is less than $6,300,000, the funds remaining thereafter in the Escrow Account shall be released to Borrower.
In the event that the total cost of the Improvements to complete the Project is less than $5,600,000, the balance remaining in the Escrow Account shall be released to Borrower and Lender shall make an additional Capital Expenditure Loan to Borrower in an original principal amount equal to the difference between one-half (.5) of the total cost of the Improvements and the sum of all Capital Expenditure Loans previously made.

	Interest:  Rates, Payments, and Calculations.

	Interest Rate.  Except as provided in clause
(b) below, all Obligations shall bear interest at a per annum rate equal to the Interest Rate.

	Default Rate. Upon the occurrence and during the continuation of an Event of Default, all Obligations shall bear interest at a per annum rate equal to two (2) percentage points above the Interest Rate otherwise applicable.

	Payments. Interest payable hereunder shall be due and payable, in arrears, on each Payment Date. Borrower authorizes Lender, at its option, without prior notice to Borrower, to charge such interest, all Lender Expenses (as and when incurred), and all other payments to Lender due under any Loan Document to Borrower's Loan Account, which amounts thereafter shall accrue interest at the rate applicable to the subject Term Loan or Capital Expenditure Loan, or if none, the most recently funded of the Term Loan or a Capital Expenditure Loan.
Any interest not paid when due shall be compounded and shall thereafter accrue interest at the rate applicable to the subject Term Loan or Capital Expenditure Loan.

	Computation. The Interest Rate as of the date of this Agreement is 9.234 % per annum. The Interest Rate shall be calculated and fixed for each Capital Expenditure Loan as provided in the definition of Interest Rate set forth hereinabove. All interest and fees chargeable hereunder shall be computed on the basis of a 360 day year for the actual number of days elapsed.

	Intent to Limit Charges to Maximum Lawful Rate.
In no event shall the interest rate or rates payable under this Agreement, plus any other amounts paid in connection herewith, exceed the highest rate permissible under any law that a court of competent jurisdiction shall, in a final determination, deem applicable. Borrower and Lender, in executing and delivering this Agreement, intend legally to agree upon the rate or rates of interest and manner of payment stated within it; provided, however, that, anything contained herein to the contrary notwithstanding, if said rate or rates of interest or manner of payment exceeds the maximum allowable under applicable law, then, ipso facto as of the date of this Agreement, Borrower is and shall be liable only for the payment of such maximum as allowed by law, and payment received from Borrower in excess of such legal maximum, whenever received, shall be applied to reduce the principal balance of the Obligations to the extent of such excess.

	Disbursement of Loans.   Lender is authorized to make
the Term Loan and the Capital Expenditure Loans under this Agreement based upon written instructions received from anyone believed in good faith by Lender (without independent investigation) to be an Authorized
Person and subject to the terms and conditions hereof. Borrower agrees to designate to Lender the Deposit Account into which are to be deposited the proceeds of the Term Loan and the Capital Expenditure Loans requested by Borrower and made by Lender hereunder. Subject to Lenders right hereunder to directly pay vendors, contractors, subcontractors and others providing or constructing the Improvements, the Term Loan and Capital Expenditure Loans requested by Borrower and made by Lender hereunder shall be made to such Deposit Account.

	Maintenance of Loan Account; Statements of Obligations;
Note.    Lender shall maintain an account on its books in the
name of Borrower (the Loan Account) on which Borrower will be charged with the Term Loan and all Capital Expenditure Loans made by Lender to Borrower or for Borrower's account, including, accrued interest, Lender Expenses, and any other payment Obligations of Borrower. Lender shall render statements regarding the Loan Account to Borrower, including principal, interest, fees, and including an itemization of all charges and expenses constituting Lender Expenses owing, and such statements shall be conclusively presumed to be correct and accurate and constitute an account stated between Borrower and Lender unless, within 30 days after receipt thereof by Borrower, Borrower shall deliver to Lender written objection thereto describing the error or errors contained in any such statements.
Borrower shall execute and deliver to Lender the Note which shall further evidence the Term Loan and the Capital Expenditure Loans.

	Fee.   Borrower shall pay to Lender on the Closing Date,
a closing fee of $39,750.

	CONDITIONS; TERM OF AGREEMENT.

	Conditions Precedent to Term Loan, Initial Capital
Expenditure Loan and Initial Funding from Escrow Account.   The
obligation of Lender to make the Term Loan, to make the initial Capital Expenditure Loan or to make the original release of funds from the Escrow Account is subject to the fulfillment, to the satisfaction of Lender and its counsel, of each of the following conditions:

	The Closing Date shall occur on or before January 20, 1999;

	As to the initial release of funds from the Escrow
Account only, Lender shall have received and approved a construction schedule for the construction of the Improvements, which schedule shall provide for completion of the Improvements and all on and off site work by the Completion Date. Such schedule shall show a trade-by-trade breakdown of the estimated periods of commencement and completion of such work;

	On or before the Closing Date, Lender shall have confirmed the perfection and priority of the Liens upon the Collateral held by Collateral Agent for the benefit of Lender;

	On or before the Closing Date, Lender shall have received each of the following documents, duly executed, and each such document shall be in full force and effect:

	the Escrow Account agreement establishing the Escrow Account and evidence of Borrowers deposit of $3,500,000 into the Escrow Account (provided that, upon the review and approval thereof by Lender, there shall be credited as against such $3,500,000 all cost of the Improvements paid by Borrower prior to the Closing Date);

		the Disbursement Letter;

		Borrowers Engineers Certificate;

		this Agreement;

		the Note;

		As to the initial release of funds from the Escrow Account only, Lender shall have received and approved (which approval shall not be unreasonably withheld or delayed) final Plans and Specifications, together with certificates, in such detail as reasonably required by Lender, from the architect(s) and engineer(s) preparing or contributing to the Plans and Specifications and such evidence of approval by all governmental agencies as is required to complete and construct the Project in Lender's judgment;

		As to the initial release of funds from the Escrow
Account only, Lender shall have received and approved (which approval shall not be unreasonably withheld or delayed) a certificate executed in duplicate by Borrowers Engineers, containing (i) a detailed listing of the Plans and Specifications, (ii) a statement that the Plans and Specifications comply with all applicable laws and ordinances,
(iii) a statement that the Plans and Specifications are complete in all respects and contain all details requisite to construct the Improvements, which Improvements, when built in accordance therewith, shall be in accordance with all applicable zoning and building ordinances or regulations and with all other requirements of all appropriate or necessary governmental instrumentalities, agencies or authorities, and (iv) a statement that all permits required to construct and complete construction of the Project in compliance with all applicable laws and governmental regulations have, as and when, and to the extent required, been duly and validly issued;

	As to the initial release of funds from the Escrow
Account only, Lender shall have received and approved (which approval shall not be unreasonably withheld or delayed) evidence which, in Lender's sole judgment, confirms that the Project conforms and will conform to all applicable building, zoning, use and environmental laws and ordinances.
Such evidence shall include, but not be limited to, certified copies of all building permits and all approvals, consents and permits of all governmental authorities under all environmental protection, land use and development laws, ordinances and regulations;

	As to the initial release of funds from the Escrow
Account only, Lender shall have received and approved (which approval shall not be unreasonably withheld or delayed) a detailed budget specifying all costs of constructing and completing the Project accompanied by such back-up data as Lender may require (the
Approved Project Budget);

	On or before the Closing Date, Lender shall have received a certificate from the Secretary of Borrower attesting to the resolutions of Borrower's Board of Directors authorizing its execution, delivery, and performance of this Agreement and the other Loan Documents to be executed and delivered contemporaneously herewith or hereafter to which Borrower is a party and authorizing specific officers of Borrower to execute the same;

	On or before the Closing Date, Lender shall have received copies of Borrower's Governing Documents, as amended, modified, or supplemented prior to the Closing Date, certified by the Secretary of Borrower;

	On or before the Closing Date, Lender shall have received a certificate of status with respect to Borrower, dated within 10 days of the Closing Date, such certificate to be issued by the appropriate officer of the jurisdiction of organization of Borrower, which certificate shall indicate that Borrower is in good standing in such jurisdiction;
	On or before the Closing Date, Lender shall have received certificates of status with respect to Borrower, each dated within 15 days of the Closing Date, such certificates to be issued by the appropriate officer of the jurisdictions in which its failure to be duly qualified or licensed would constitute a Material Adverse Change, which certificates shall indicate that Borrower is in good standing in such jurisdictions;

	On or before the Closing Date, Lender shall have received the certificates of insurance, together with the endorsements thereto, as are required by Section 7.6, the form and substance of which shall be satisfactory to Lender and its counsel;

	On or before the Closing Date, Lender shall have received an opinion of Borrower's special counsel in form and substance satisfactory to Lender in its sole discretion;

	On or before the Closing Date, Lender shall have received (i) appraisals of the Real Property Collateral and appraisals of the Equipment, in each case reasonably satisfactory to Lender, and (ii) copies of mortgagee title insurance policies (or marked commitments to issue the same) for the Real Property Collateral (other than that located in Arizona) issued to the Collateral Agent by a title insurance company reasonably satisfactory to Lender (each a Mortgage Policy and, collectively, the Mortgage Policies) in amounts reasonably satisfactory to Lender assuring Lender that the Collateral Documents providing for a Lien on such Real Property Collateral are valid and enforceable
Liens on such Real Property Collateral, free and clear of all defects and encumbrances except Permitted Liens, and the Mortgage Policies shall otherwise be in form and substance reasonably satisfactory to Lender;

	On or before the Closing Date, Lender shall have received a phase-I environmental report with respect to the Real
Property Collateral; the environmental consultants retained for such report, the scope of the report, and the results thereof shall be reasonably acceptable to Lender;

	On or before the Closing Date, Lender shall have received reasonably satisfactory evidence that all tax returns required to be filed by Borrower have been timely filed and all taxes upon Borrower or its properties, assets, income, and franchises (including real property taxes and payroll taxes) have been paid prior to delinquency, except such taxes that are the subject of a Permitted Protest;

	On or before the Closing Date, evidence that no Material Adverse Change shall have occurred since September 30,
1998; and

	On or before the Closing Date, all other documents and legal matters in connection with the transactions contemplated by this Agreement shall have been delivered, executed, or recorded and shall be in form and substance satisfactory to Lender and its counsel.

	Conditions Precedent to Term Loan, all Capital
Expenditure Loans and All Release of Funds from Escrow Account.
The following shall be conditions precedent to the Term Loan, all Capital Expenditure Loans and all release of funds by Lender from the Escrow Account:

	the representations and warranties contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date);

	no Default or Event of Default shall have occurred and be continuing on the date of such extension of credit, nor shall either result from the making thereof;

	no injunction, writ, restraining order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any governmental authority against Borrower, Lender, or any of their Affiliates;

	As to the Capital Expenditure Loans and the release of funds from the Escrow Account only, no event or circumstance shall exist, in the reasonable judgment of Lender, which would preclude completion of the Improvements by the Completion Date;

	If requested by Lender, prior to each Capital
Expenditure Loan, Lender shall have received an endorsement to the applicable policy of title insurance reflecting the date and the amount of the intended loan by Lender, or satisfactory confirmation from the title insurer that it is in a position to issue such an endorsement.
If any intervening mechanics' liens or other liens or bonded stop notices are filed against the Project or served on Lender at any time, Borrower shall cause the title insurer to provide affirmative coverage over such liens, or Borrower shall cause such liens or bonded stop notices to be released, as Lender may require;

	Prior to the funding of each Capital Expenditure
Loan or release of funds from the Escrow Account, provision by Borrower to Lender of evidence satisfactory to Lender of the then-to-date construction of the Improvements and of the cost to complete the Improvements, and in addition and at the discretion of Lender, a certification by Borrowers Engineers that the portion of the Improvements as to which the Capital Expenditure Loan or Escrow Account funds have been requested has been completed in accordance with the Plans and Specifications and in a good and workmanlike manner. If Lender determines that any work or materials are not in conformity with the Plans and Specifications approved by Lender, or are not in conformity with sound building practice, or otherwise depart from any of the requirements of this Agreement, Lender shall have the right to stop the work and order disbursements withheld hereunder and to order the replacement or correction of any such work or materials regardless of whether or not such work or materials have been incorporated in the Project; and evidence that no Material Adverse Change shall have occurred since September 30, 1998.

	Term.   This Agreement shall become effective upon the
execution and delivery hereof by Borrower and Lender and shall continue in full force and effect for a term ending on the last Payment Date of the last Capital Expenditure Loan funded hereunder. The foregoing notwithstanding, as provided in Section 10.1 Lender shall have the right to terminate its obligations under this Agreement immediately and without notice upon the occurrence and during the continuation of an Event of Default.

	Effect of Termination.   On the date of termination of
this Agreement, all Obligations shall become immediately due and payable to Lender without notice or demand. No termination of this Agreement, however, shall relieve or discharge Borrower of Borrower's duties, Obligations, or covenants hereunder, and Lender's continuing security interests in the Collateral shall remain in effect until all Obligations have been fully and finally discharged and Lender's obligation to provide additional credit hereunder is terminated.

	Early Termination or Paydown by Borrower .
Borrower has the option, on the third anniversary date of the Closing Date and on each anniversary date of the Closing Date thereafter, and subject to the further conditions provided in Section 2.1, to terminate this Agreement by paying to Lender, in cash, the Obligations together with a premium (the Early Paydown Premium) equal to the applicable percentage set forth below of the then outstanding aggregate principal balance of the Term Loan and the Capital Expenditure Loans:

Anniversary of Closing Date              Early Paydown Premium
Third								2.5%
Fourth							2.0%
Fifth								1.5%
Sixth								1.0%
Seventh and thereafter					 0

	Termination Upon Event of Default . If Lender terminates this Agreement upon the occurrence of an Event of Default, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrower shall pay to Lender upon the effective date of such termination, in addition to all other Obligations, a premium in an amount equal to the Early Paydown Premium applicable as of the most recently occurring anniversary date of the Closing Date; provided that during the first three years following the Closing Date until the third anniversary date thereof, the applicable Early Paydown Premium for the purposes of this Section 3.6 shall be that applicable under Section 3.5 on the third anniversary date. The
Early Paydown Premium shall be presumed to be the amount of damages sustained by Lender as the result of the early termination and Borrower agrees that it is reasonable under the circumstances currently existing.

		CONFIRMATION OF LIEN AND SECURITY INTEREST.

	Confirmation of Grant of Lien and Security Interest.
Borrower hereby acknowledges and confirms that it has granted to Collateral Agent, for the benefit of Lender and others, a continuing Lien upon and security interest in the Collateral which secures prompt repayment of the Obligations, all as provided in the Collateral Documents and the Intercreditor Agreement.

	Delivery of Additional Documentation Required.
At any time upon the request of Collateral Agent and in compliance with the Collateral Documents, for the benefit of Lender, Borrower shall execute and deliver to Collateral Agent, for the benefit of Lender and others, all financing statements, continuation financing statements, fixture filings, security agreements, pledges, assignments, endorsements of certificates of title, applications for title, affidavits, reports, notices, schedules of accounts, letters of authority, and all other documents that Lender reasonably may request, in form satisfactory to Lender, to perfect and continue perfected Collateral Agents Liens, held for the benefit of Lender and others, in the Collateral, and in order to fully consummate all of the transactions contemplated hereby and under the other Loan Documents.

	Right to Inspect.

	Lender (through any of its officers, employees, or agents) shall have the right, from time to time hereafter to inspect Borrower's Books.

	Only during and immediately after construction of the Improvements, Lender or any governmental unit shall have the right to enter onto and inspect the Project at any time and from time to time, upon reasonable advance notice, and, if in Lender's opinion, the construction is not in conformance with the Plans and Specifications, Lender has the right to stop construction progress, and to require Borrower or any of its agents, to promptly remedy such nonconforming construction, whether or not nonconforming work has already been incorporated into the Improvements, and Lender further reserves the right to withhold all further advances until such time as Lender, in its sole and absolute discretion, is satisfied with the remedies which Borrower has taken to correct such nonconforming construction conditions. Borrower further authorizes Lender and all government agencies to consult with any architect, engineer, contractor, subcontractor or supplier performing services or furnishing materials in connection with the Project. Lender's rights under this Section are for the sole purpose of protecting its collateral interest in the Project.

	Lender shall have no liability or obligation whatsoever in connection with the Improvements or the construction or completion thereof or work performed thereon and shall not be liable for the performance or default of any contractor or subcontractor, or for any failure to construct, complete, protect or insure the Improvements or for the payment of any costs or expenses incurred in connection therewith, or for the performance or nonperformance of any obligation of Borrower to Lender and nothing, including without limitation, any disbursement hereunder or the deposit or acceptance of any document or instrument, shall be construed as a representation or warranty, express or implied, on behalf of Lender.

	In addition to the inspection rights set forth above under subsection (a), Lender shall have the right, upon reasonable advance notice and without unreasonable disruption of the operation of Borrowers business, to inspect the Collateral and Borrowers books and records regarding the Collateral.

	COMPLETION OF THE WORK

	Commencement and Completion .  Construction of the
Improvements shall be commenced on or before the Commencement
Date and construction must be completed on or before the Completion Date, with the progress of construction being pursued diligently until completion. Upon completion, upon Lenders request and at Borrowers expense, Baker & OBrien Incorporated or such other appraisal firm as Lender may designate shall evaluate the completed Project to verify the same has been accomplished in compliance with the Plans and Specifications and appraise the value of the Improvements.

	Sufficiency of Loan and Escrow Account . In the event that the cost of the Improvements to complete the Project exceeds
$6,300,000, Borrower shall pay all such costs as provided in
Section 2.2 and take such other action as required to assure that the Project is completed on or before the Completion Date.

	REPRESENTATIONS AND WARRANTIES.

	In order to induce Lender to enter into this Agreement, Borrower makes the following representations and warranties which shall be true, correct, and complete in all material respects as of the Closing Date, and at and as of the date of the making of the Term Loan or each Capital Expenditure Loan made thereafter, as though made on and as of the date of the Term Loan or such Capital Expenditure Loan (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this Agreement:

	No Encumbrances.   Borrower has good and indefeasible
marketable title to the Collateral, free and clear of Liens except for Permitted Liens.

	Accounts; Deposit Accounts.   The Accounts are bona fide
existing obligations created by the sale and delivery of Inventory or the rendition of services to account debtors in the ordinary course of Borrower's business. The Deposit Accounts are the only bank accounts, demand deposit accounts and time deposit accounts maintained by Borrower.

	Inventory.   The Inventory is of good and merchantable
quality.

	Equipment . Other than obsolete Equipment to be disposed of in the ordinary course of Borrowers business, all of the Equipment is used or held for use in Borrower's or Sunbelts business and is fit for such purposes in all material respects.

	Location of Inventory and Equipment.   The Inventory and
Equipment are located only at the locations identified on
Schedule 7.8 or as otherwise permitted by Section 7.8.

	Inventory Records.   Borrower keeps correct and
accurate records itemizing and describing the kind and quantity of the Inventory, and Borrower's cost therefor.

	Location of Chief Executive Office; FEIN.   The
chief executive office of Borrower is located at the address indicated in the preamble to this Agreement and Borrower's FEIN is 95-4680045.

	Due Organization and Qualification; Subsidiaries.

	Borrower is duly organized and existing and in good standing under the laws of the jurisdiction of its incorporation and qualified and licensed to do business in, and in good stan-ding in, any state where the failure to be so licensed or qualified reasonably could be expected to have a Material Adverse Change.

	Set forth on Schedule 6.8, is a complete and accurate list of Borrower's direct and indirect Subsidiaries, showing: (i) the jurisdiction of their formation; (ii) the number of shares of each class of common and preferred stock authorized or other units of ownership interest for each of such Subsidiaries; and (iii) the number and the percentage of the outstanding shares or other units of ownership interest of each such class or type of ownership interest owned directly or indirectly by Borrower. All of the outstanding capital stock of each such Subsidiary which is a corporation has been validly issued and is fully paid and non-assessable.

	Except as set forth on Schedule 6.8, no capital stock (or any securities, instruments, warrants, options, purchase rights, conversion or exchange rights, calls, commitments or claims of any character convertible into or exercisable for capital stock) of any direct or indirect Subsidiary of Borrower is subject to any Lien, security, instrument, warrant, option, purchase right, conversion or exchange right,call, commitment or claim of any right, title, or interest therein or thereto.

	Due Authorization; No Conflict.

	The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party and the transactions contemplated hereby and thereby have been duly authorized by all necessary corporate action.

	The execution, delivery, and performance by Borrower of this Agreement and the Loan Documents to which it is a party do not and will not (i) violate any provision of federal, state, or local law or regulation (including Regulations T, U, and X of the Federal Reserve Board) applicable to Borrower, the Governing Documents of Borrower, or any order, judgment, or decree of any court or other governmental authority binding on Borrower, (ii) after giving effect to the Refinancing and Amendatory Agreement, conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under any material contractual obligation or material lease of Borrower, (iii) result in or require the creation or imposition of any Lien of any nature whatsoever upon any properties or assets of Borrower, other than Permitted Liens, or (iv) after giving effect to the Refinancing and Amendatory Agreement, require any approval of stockholders or any approval or consent of any Person under any material contractual obligation of Borrower.
	After giving effect to the Refinancing and Amendatory Agreement, other than the filing of appropriate financing statements, fixture filings, and mortgages, the execution, delivery, and performance by Borrower of this Agreement and the other Loan Documents to be executed and delivered contemporaneously herewith to which Borrower is a party do not and will not require any registration with, consent, or approval of, or notice to, or other action with or by, any federal, state, foreign, or other governmental authority or other Person.

	This Agreement and the Loan Documents to which Borrower is a party, and all other documents contemplated hereby and thereby, as or when executed and delivered by Borrower are or will be, as applicable, the legally valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms, except as enforcement may be limited by equitable principles or by bankruptcy, insolvency, reorganization, moratorium, or similar laws relating to or limiting creditors' rights generally.

	After giving effect to the Refinancing and Amendatory Agreement, the Obligations shall be secured by the Liens upon the Collateral granted by Borrower to Collateral Agent for the benefit of Lender and others pursuant to the Collateral Documents and as provided therein and in the Intercreditor Agreement.

	Litigation.   There are no actions or proceedings
pending by or against Borrower before any court or administrative agency and Borrower does not have knowledge or belief of any pending, threatened, or imminent litigation, governmental investigations, or claims, complaints, actions, or prosecutions involving Borrower or any guarantor of the Obligations, except for: (a) ongoing collection matters in which Borrower is the plaintiff; (b) matters disclosed on Schedule
6.10; and (c) matters arising after the date hereof that would not reasonably be expected to have a Material Adverse Change.

	No Material Adverse Change.   All financial statements
relating to Borrower that have been delivered by Borrower to Lender have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and fairly present Borrower's financial condition as of the date thereof and Borrower's results of operations for the period then ended. There has not been a Material Adverse Change with respect to Borrower since September 30, 1998.

	Solvency.   Borrower is Solvent.  No transfer of
property is being made by Borrower and no obligation is being incurred by Borrower in connection with the transactions contemplated by this Agreement or the other Loan Documents with the intent to hinder, delay, or defraud either present or future creditors of Borrower.

	Employee Benefits.   None of Borrower, any of its
Subsidiaries, or any of their ERISA Affiliates maintains or contributes to any Benefit Plan, other than those listed on Schedule 6.13. Borrower, each of its Subsidiaries and each ERISA Affiliate have satisfied the minimum funding standards of ERISA and the IRC with respect to each Benefit Plan to which it is obligated to contribute. No ERISA
Event has occurred nor has any other event occurred that may result in an ERISA Event that reasonably could be expected to result in a Material Adverse Change. None of Borrower or its Subsidiaries or any ERISA Affiliate is required to provide security to any Benefit Plan under Section 401(a)(29) of the IRC.

	Environmental Condition .

	Except as set forth on Schedule 6.14, Borrower and Sunbelt have not used Hazardous Materials at or affecting the Real Property in any manner which violates any Act governing the use, storage, treatment, transportation, manufacturing, refinement, handling, production, or disposal of Hazardous Materials, or that may make the owner of any of the Real Property liable in tort under a common law public or private nuisance action.

	Except as set forth on Schedule 6.14, no prior or current owner, occupant or operator of the Real Property other than Borrower or Sunbelt has used Hazardous Materials at or affecting the Real Property in any manner that may make Borrower or Sunbelt liable, in tort under a common law public or private nuisance action or otherwise; provided that if it is discovered that the foregoing is not correct and if all Remediation is thereupon promptly undertaken and diligently pursued in compliance with any applicable Act, this subsection (b) shall not be breached.

	Compliance With The ADA .

	All of the Real Property is presently used as an administrative, office, manufacturing, or distribution facility and for other commercial purposes, and no portions of the Real Property are used as or for a public accommodation, within the meaning of the ADA.

	Borrower has made all modifications or provided all accommodations which are required to be made or provided by Borrower to the Real Property pursuant to the ADA in order to accommodate the needs and requirements of any disabled persons.

	Borrower has received no notice or complaint regarding any noncompliance with the ADA with respect to any of the Real Property or of Borrower's employment practices and, to the best of Borrower's knowledge, there has been no threatened litigation alleging any such noncompliance by Borrower or the Real Property.

	Governmental Compliance . The Project and the use thereof are in compliance with all applicable zoning and all other laws, ordinances, rules, and regulations and Borrower has obtained all currently required permits, authorizations and approvals from appropriate governmental boards or agencies (federal, state, regional, county and local), to enable it to construct, own, operate and maintain the Project.

	Plan Changes . The Project concept will not be changed without the prior written consent of Lender, which consent will not be unreasonably withheld or delayed.

	Compliance with Laws . Borrower has complied in all material respects with the requirements of all applicable laws, rules, regulations, and orders of any governmental authority, including the Fair Labor Standards Act and the ADA.

	AFFIRMATIVE COVENANTS.

	Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, and unless Lender shall otherwise consent in writing, Borrower shall do all of the following:

	Accounting System.   Maintain a standard and modern
system of accounting that enables Borrower to produce financial statements in accordance with GAAP, and maintain records pertaining to the Collateral that contain information as from time to time may be reasonably requested by Lender. Borrower also shall keep a modern inventory reporting system that shows all additions, sales, claims, returns, and allowances with respect to the Inventory.

	Financial Statements, Reports, Certificates.
Deliver to Lender: (a) as soon as available, but in any event within 30 days after the end of each month (or within 45 days as to each month which is the end of a fiscal quarter and within 90 days as to the month which is the end of a fiscal year) during each of Borrower's fiscal years, a company prepared balance sheet, income statement, and statement of cash flow covering Borrower's operations during such period; and (b) as soon as available, but in any event within 90 days after the end of each of Borrower's fiscal years, financial statements of Borrower for such fiscal year, audited by independent certified public accountants reasonably acceptable to Lender and certified, without any qualifications, by such accountants to have been prepared in accordance with GAAP, together with a certificate of such accountants addressed to Lender stating that such accountants do not have knowledge of the existence of any Default or Event of Default, or if they have knowledge that such a Default or Event of Default exists, disclosing the same. Such audited financial statements shall include a balance sheet, profit and loss statement, and statement of cash flow and, if prepared, such accountants' letter to management.

	Borrower also shall deliver to Lender any filings made by Borrower with the Securities and Exchange Commission, if any, including Borrower's Form 10-Q Quarterly Reports, Form 10-K
Annual Reports, and Form 8-K Current Reports, as soon as the same are filed, or any other information that is provided by Borrower to its shareholders generally, and any other report reasonably requested by Lender relating to the financial condition of Borrower.

	Each fiscal quarter, together with the financial statements provided pursuant to Section 7.2(a), Borrower shall deliver to Lender a certificate signed by its chief financial officer to the effect that: (i) such financial statements have been prepared in accordance with GAAP (except, in the case of unaudited financial statements, for the lack of footnotes and being subject to year-end audit adjustments) and fairly present the financial condition of Borrower, (ii) the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects on and as of the date of such certificate, as though made on and as of such date
(except to the extent that such representations and warranties relate solely to an earlier date) or, if not, disclosing the discrepancy, (iii) on the date of delivery of such certificate to Lender there does not exist any condition or event that constitutes a Default or Event of Default, or if such a Default or Event of Default exists, disclosing the same and the action Borrower has taken, is taking, or proposes to take with respect thereto, and (iv) a calculation setting forth Borrowers compliance with the financial covenants set forth in Section 7.18.

	Tax Returns.   Deliver to Lender copies of each of
Borrower's future federal income tax returns, and any amendments thereto, within 30 days of the filing thereof with the Internal Revenue Service.

	Maintenance of Equipment.   Other than obsolete
Equipment to be disposed of in the ordinary course of Borrowers business, maintain the Equipment in good operating condition and repair (ordinary wear and tear excepted), and make all necessary replacements thereto so that the value and operating efficiency thereof shall at all times be maintained and preserved.

	Taxes.   Cause all assessments and taxes, whether
real, personal, or otherwise, due or payable by, or imposed, levied, or assessed against Borrower or any of its property to be paid in full, before delinquency or before the expiration of any extension period, except to the extent that the validity or amount of such assessment or tax shall be the subject of a Permitted Protest. Except any matter subject to a Permitted Protest, Borrower shall make due and timely payment or deposit of all such federal, state, and local taxes, assessments, or contributions required of it by law, and will execute and deliver to Lender, on demand, appropriate certificates attesting to the payment thereof or deposit with respect thereto. Except any matter subject to a Permitted Protest, Borrower will make timely payment or deposit of all tax payments and withholding taxes required of it by applicable laws, including those laws concerning F.I.C.A., F.U.T.A., state disability, and local, state, and federal income taxes, and will, upon request, furnish Lender with proof satisfactory to Lender indicating that Borrower has made such payments or deposits.

	Insurance . Maintain the insurance with respect to the Collateral as required under the Collateral Documents.

	No Setoffs or Counterclaims . Make or cause to be made all payments hereunder and under the other Loan Documents, made by or on behalf of Borrower, to or for the benefit of Lender, without setoff or counterclaim and free and clear of, and without deduction or withholding for or on account of, any federal, state, or local taxes provided that Lender has provided to Borrower or filed all necessary forms, filings and returns.

	Location of Inventory and Equipment.   Keep the
Inventory and Equipment only at the locations identified on
Schedule 7.8; provided, however, that Borrower may amend Schedule 7.8 so long as such amendment occurs by prior written consent of Lender not less than 30 days prior to the date on which the Inventory or Equipment is moved to such new location, so long as such new location is within the continental United States, and so long as, at the time of such written notification, Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected Lender's security interests in such assets.

	Maintain Letter of Credit Facility.   Maintain a
letter of credit facility to support the purchase of crude oil Inventory in an amount, with a financial institution and on other terms and conditions all as are reasonably satisfactory to Lender. Lender hereby confirms that the Letter of Credit Agreement as contemplated under and defined in the Intercreditor Agreement is satisfactory to Lender.

	Compliance with Laws.   Comply with the
requirements of all applicable laws, rules, regulations, and orders of any governmental authority, including the Fair Labor Standards Act and the Americans With Disabilities Act, other than laws, rules, regulations, and orders the non-compliance with which, individually or in the aggregate, would not cause and could not reasonably be expected to cause a Material Adverse Change.

	Employee Benefits.

	(i) Promptly, and in any event within 10 Business
Days after Borrower or any of its Subsidiaries knows or has reason to know that an ERISA Event has occurred that reasonably could be expected to result in a Material Adverse Change, provide Lender with a written statement of the chief financial officer of Borrower describing such ERISA Event and any action that is being taken with respect thereto by Borrower, any such Subsidiary or ERISA Affiliate, and any action taken or threatened by the IRS, Department of Labor, or PBGC (as to which Borrower or such Subsidiary, as applicable, shall be deemed to know all facts known by the administrator of any Benefit Plan of which it is the plan sponsor), (ii) promptly, and in any event within 3 Business Days after the filing thereof with the IRS, provide Lender with a copy of each funding waiver request filed with respect to any Benefit Plan and all communications received by Borrower, any of its Subsidiaries or, to the knowledge of Borrower, any ERISA Affiliate with respect to such request, and (iii) promptly, and in any event within 3 Business Days after receipt by Borrower, any of its Subsidiaries or, to the knowledge of Borrower, any ERISA
Affiliate, of notice of the PBGC's intention to terminate a Benefit Plan or to have a trustee appointed to administer a Benefit Plan, provide Lender with copies of each such notice.

	Cause to be delivered to Lender, upon Lender's request, each of the following: (i) a copy of each Plan (or, where any such Plan is not in writing, a complete description thereof) (and if applicable, related trust agreements or other funding instruments) and all amendments and all written interpretations thereof and written descriptions thereof that have been distributed to employees or former employees of Borrower or its Subsidiaries; (ii) the most recent determination letter issued by the IRS with respect to each Benefit Plan; (iii) for up to the three most recent plan years, annual reports on Form 5500 Series required to be filed with any governmental agency for each Benefit Plan; (iv) all actuarial reports prepared for up to the last three plan years for each Benefit Plan; (v) a listing of all Multiemployer Plans, with the aggregate amount of the most recent annual contributions required to be made by Borrower or any ERISA Affiliate to each such plan and copies of the collective bargaining agreements requiring such contributions; (vi) any information that has been provided to Borrower or any ERISA Affiliate regarding withdrawal liability under any Multiemployer Plan; and (vii) a statement of the aggregate amount of the most recent annual payments made to former employees of Borrower or its Subsidiaries under any Retiree Health Plan.

	Leases.   Pay when due all rents and other amounts
payable under any leases to which Borrower is a party or by which Borrower's properties and assets are bound, unless such payments are the subject of a Permitted Protest.

	Environmental Condition .

	Borrower shall keep or cause the Real Property to be kept free of Hazardous Materials and not cause or permit the Real Property to be used to generate, manufacture, refine, transport, treat, store, handle, dispose, produce, or process Hazardous Materials except in compliance with all applicable Acts.

	Borrower shall ensure compliance with respect to the Real Property by all owners, operators, and occupants of the Real Property with all applicable Acts and will ensure that all such owners, operators and occupants obtain and comply with any and all required approvals, registrations, or permits with respect to the Real Property .

	Upon the reasonable request of Lender (but if no Event of Default shall have occurred and be continuing and if Lender does not reasonably believe that a material issue exists with respect to Hazardous Materials at or affecting the Real Property, then no more frequently than annually), Borrower shall conduct and complete investigations, studies, samplings, and testings relative to Hazardous Materials at or affecting the Real Property. Upon the written request of Lender from time to time (but if no Event of Default shall have occurred and be continuing, no more frequently than annually), Borrower shall provide Lender at Borrower's sole cost and expense and without any liability to Lender, with an environmental site assessment or an environmental audit report, or an update of such assessment or report, by an environmental engineering firm acceptable to Lender, all in scope, form, and content satisfactory to Lender, to assess with a reasonable degree of certainty the presence or absence of Hazardous
Materials, the potential cost in connection with the Remediation of any Hazardous Materials at or related to the Real Property, Borrowers compliance with all applicable Acts, and Borrowers maintenance of all required environmental permits. Upon demand of Lender, and at Borrower's sole cost and expense, Borrower shall promptly take or cause to be taken all actions to Remediate the Real Property which are required by federal, state, or local governmental agency or any political subdivision thereof or which are reasonably necessary to mitigate a spill or a violation of any Act or to allow full economic use of the Real Property as industrial property or to allow Borrower to continue to operate its current business.
All such work shall be performed by one or more contractors selected by Borrower and approved in advance and in writing by Lender. Borrower shall proceed continuously and diligently with such investigatory and remedial actions, provided that in all cases, such actions shall be in accordance with all applicable requirements of all Acts. Any such actions shall be performed in a good, safe, and workmanlike manner and shall minimize any impact on the business conducted at or near the Real Property or the occupation of the Real Property or of any other real property near the Real Property. Borrower shall pay all costs in connection with such investigatory and remedial activities, including but not limited to, all power and utility costs, and any and all taxes or fees that may be applicable to such activities. Borrower shall promptly provide to Lender copies of testing results and reports that are generated in compliance with the above activities. Promptly upon completion of such investigation and Remediation, Borrower shall permanently seal or cap all test holes to industrial standards and in compliance with all Acts, remove all associated equipment, and restore the Real Property to the condition existing prior to the commencement of Remediation (but without relieving Borrowers obligation to conduct the Remediation), which shall include, without limitation, the repair of any surface damage, including to paving, caused by such investigation or Remediation hereunder. Within ten (10) days of demand therefor, Borrower shall provide Lender with a bond, letter of credit, or similar financial insurance evidencing that the necessary funds are available for the obligations established by this subparagraph.

	The obligations of Borrower and the rights of Lender with respect to Hazardous Materials are in addition to and not in substitution of the obligations of Borrower and Sunbelt and the rights of Lender under all applicable, federal, state, and local laws, regulations, and ordinances relating to health and safety, and protection of the environment. Such obligations of Borrower and the rights of Lender, notwithstanding anything contained herein or in any other document or agreement which may be construed to the contrary, (i) shall not be subject to any antideficiency laws or protections, if any, (ii) shall survive (y) a non-judicial sale, judicial sale or deed or other transaction in lieu of such sale hereunder, and (z) the repayment of the Obligations. In the event Borrower or Sunbelt does not timely perform any of its obligations with respect to Hazardous Materials, Lender may perform such obligations, but is not obligated to, at the expense of Borrower and such expense shall be added to the obligations and shall not cure Borrower's breach under this Agreement.

	Borrower shall comply and cause Sunbelt to comply, as applicable, with all obligations of the Consent Judgment dated
December 20, 1993 filed in the Superior Court of the State of Arizona, County of Maricopa, No. C.V. 92-08642, including, without limitation, the obligation to clean and dispose of sludge remaining in process vessels and tanks on the subject Real Property on or before the date time such sludge will be deemed to be Hazardous Waste.

	With respect to the Real Property Collateral located in Arizona, prior to the date of any recommencement of business operations by Borrower, Sunbelt or any Affiliate of either of them at such location, Borrower shall undertake and complete all Remediation as necessary or prudent in connection with the operation of such facility.

	Compliance With The ADA .

	Borrower shall promptly provide Lender with copies of all notices or claims which may be received by Borrower and involving claims made by any individual, entity or governmental agency as to any alleged noncompliance of the Real Property with the requirements of the ADA.

	Borrower shall observe and comply in all material respects with all obligations and requirements of the ADA as it applies to the Real Property, including, without limitation, any obligation or requirement to install or construct improvements or alterations which may be necessary to cause the Real Property to be accessible to all persons if the use of any of the Real Property or any part thereof becomes a public accommodation, as defined in the ADA, or in the event additional building improvements are added or incorporated into the existing improvements, and any obligation or requirement to make any reasonable accommodations which may be necessary to accommodate the needs or requirements of any existing or future employee of Borrower.

	Use of Loan Proceeds . Borrower shall use the Loan proceeds: (i) of the Term Loan as provided in the Refinancing and Amendatory Agreement and the Disbursement Letter, to pay a $250,000 loan placement fee to Bank of America, and to pay the other transaction costs and expenses, including Lender Expenses, incurred in connection herewith and the funding of the Term Loan; and (ii) of each Capital Expenditure Loan, to pay or reimburse the cost of construction and provision of the Improvements strictly in accordance with the Plans and Specifications and the terms and conditions hereof, and in all cases for no other purposes.

	Construction of Improvements . The construction work to be performed as a part of the Project will be performed in a good and workmanlike manner with materials of high quality, strictly in accordance with the Plans and Specifications, and all applicable building, zoning, subdivisions and other applicable governmental regulations, including pollution control regulations, and such construction will be prosecuted with due diligence and completed within the time requirements of any applicable law, rule or regulation or any governmental agency and as required by any contractual time requirements (taking account of extensions permitted by reason of Force Majeure).

	Mechanic's Liens and Contest Thereof . Borrower will not suffer or permit any mechanics' lien or bonded stop notice claims to be filed or otherwise asserted against any part of the Project or against any funds covered by this Agreement and Borrower will promptly discharge the same, or, in case of the filing of any bonded stop notice claims, post the bond required by California Civil Code Section 3171; provided that in connection with any such lien, claim or stop notice which Borrower may in good faith desire to contest, Borrower may contest the same by appropriate legal proceedings diligently prosecuted, but only if Borrower shall furnish to Lender such security or indemnity as the title insurer may require to induce it to issue its title insurance policy insuring against all such claims or liens as Lender shall require with respect to bonded stop notices; and provided further, that Lender will not be required to make any further Loans until any mechanics' lien claims shown by preliminary report on title or interim binder have been so insured against by the title insurer. Borrower agrees, upon demand by Lender, to defend, indemnify and hold Lender harmless against costs, expense and attorneys' fees incurred by Lender in connection with any such claim and/or stop notice and/or any action filed or asserted against Lender for any reason in connection therewith.

	Financial Covenants.

	Borrower shall maintain a Cash Flow Coverage ratio of at least 1.5:1.0 calculated on the basis of the most recently ended four fiscal quarters.

	Borrowers Capital Expenditures shall not exceed $8,500,000 during Borrowers 1999 fiscal year, $4,000,000 during Borrowers 2000 fiscal year, and $3,000,000 during any fiscal year thereafter. Lender agrees that it will review such limitations at the end of 2000 and consider changing such limitations at such time based upon the then extant circumstances.

	NEGATIVE COVENANTS.

	Borrower covenants and agrees that, so long as any credit hereunder shall be available and until full and final payment of the Obligations, Borrower will not do any of the following without Lender's prior written consent:

	Indebtedness.   Create, incur, assume, or
guarantee, directly or indirectly, any Indebtedness unless (i) after giving effect thereto, Borrowers Cash Flow Coverage ratio for the four fiscal quarters immediately preceding the date of incurrence of such Indebtedness would be greater than 1.5:1.0 and (ii) no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof, except:

	Indebtedness evidenced by or arising under this Agreement;

	Indebtedness set forth in the latest financial statements of Borrower submitted to Lender on or prior to the Closing Date;

	Indebtedness secured by Permitted Liens or as contemplated under Section 7.9;

	refinancings, renewals, extensions or amendments of Indebtedness permitted under clauses (b) and (c) of this
Section 8.1 (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, extensions or amendments do not materially reduce the prospects of repayment of the Obligations by Borrower, (ii) the net cash proceeds of such refinancings, renewals, extensions or amendments do not result in an increase in the aggregate principal amount of the Indebtedness so refinanced, renewed, extended or amended other than any such increase with respect to the Letter of Credit Agreement as contemplated under and defined in the Intercreditor Agreement), (iii) such refinancings, renewals, refundings, extensions or amendments do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, extended or amended , and (iv) to the extent that Indebtedness that is refinanced was subordinated in right of payment to the Obligations, then the subordination terms and conditions of the refinancing Indebtedness must be at least as favorable to Lender as those applicable to the refinanced Indebtedness;

	Indebtedness incurred by Borrower or Sunbelt in connection with any hedging or interest rate swap agreements, performance bonds, letter of credit obligations and bank overdrafts incurred in the ordinary course of business;

	additional Indebtedness of Borrower and Sunbelt not to exceed $2,000,000 outstanding at any time;

	Indebtedness of Sunbelt to Borrower incurred
in the ordinary course of business (while Sunbelt is inactive) in connection with franchise fees, taxes, maintenance, utilities and like obligations of Sunbelt so long as Borrower is the sole general partner of Sunbelt; and
	Indebtedness incurred by Borrower or Sunbelt
arising from agreements providing for indemnification, adjustment of purchase price or similar obligations (including guarantees of performance bonds and letters of credit) incurred in connection with the disposition of any assets (as otherwise permitted hereunder) but other than the guarantee of any indebtedness of any purchaser of such assets, in a principal amount not to exceed 25% of the gross proceeds actually received by Borrower or Sunbelt in connection with such disposition.
	Liens.   Create, incur, assume, or permit to
exist, directly or indirectly, any Lien on or with respect to any of its property or assets, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for: (a) Permitted Liens (including Liens that are replacements of Permitted Liens to the extent that the original Indebtedness is refinanced under Section 8.1(d) and so long as the replacement Liens only encumber those assets or property that secured the original Indebtedness), (b) Liens arising in connection with the defeasance of any existing Indebtedness the payment of which is not prohibited by this Agreement, (c) Liens on the assets of a Person acquired by Borrower and incurred prior to and not in contemplation of such acquisition, and (d) Liens on the assets of Subsidiaries of Borrower securing Indebtedness permitted hereunder so long as the assets subject to such Liens are not Collateral.

	Restrictions on Fundamental Changes.   Other than a
merger of Sunbelt with and into Borrower (with Borrower being the surviving entity), enter into any merger, consolidation, or reorganization, or liquidate, wind up, or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, assign, lease, transfer, or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its property or assets, other than sales of Inventory to buyers in the ordinary course of Borrower's business as currently conducted.

	Deposit Accounts.   Without Lenders prior written
consent, which consent shall not be unreasonably withheld or delayed, open any bank accounts, demand deposit accounts or time deposit accounts other than the Deposit Accounts and other than any such new accounts maintained at Valencia National Bank.

	Change Name.   Change Borrower's name, FEIN, corporate
structure (within the meaning of Section 9402(7) of the Code), or identity, or add any new fictitious name.

	Guarantee.   Other than liabilities incurred by
Borrower, without affirmative action (or failure to take commercially reasonable action to avoid the incurrence) by Borrower after September 30, 1998, as general partner of Sunbelt, guarantee or otherwise become in any way liable with respect to the obligations of any third Person except by endorsement of instruments or items of payment for deposit to the account of Borrower or which are transmitted or turned over to Lender.


Nature of Business.   Make any change in the principal
nature of Borrower's business.

	Prepayments and Amendments.

	Except as contemplated by the Refinancing and Amendatory Agreement and except in connection with a refinancing permitted by Section 8.1(d), prepay, redeem, retire (other than at maturity), defease, purchase, or otherwise acquire any Indebtedness owing to any third Person, other than the Obligations in accordance with this Agreement and other than conversion of Indebtedness into common stock, and

	Except as contemplated by the Refinancing and Amendatory Agreement or under Section 8.1, directly or indirectly amend, modify, alter, increase, or change any of the terms or conditions of any agreement, instrument, document, indenture, or other writing evidencing or concerning Indebtedness permitted under Sections 8.1(b), (c), or (d).

	Change of Control.   Cause, permit, or suffer, directly
or indirectly, any Change of Control.

	Consignments.   Consign any Inventory or sell any
Inventory on bill and hold, sale or return, sale on approval, or other conditional terms of sale.

	Distributions.   Make any distribution or declare
or pay any dividends (in cash or other property, other than capital stock) on, or purchase, acquire, redeem, or retire any of Borrower's capital stock, of any class, whether now or hereafter outstanding.

	Accounting Methods.   Modify or change its method of
accounting (except for modifications or changes recommended under GAAP), or enter into, modify, or terminate any agreement currently existing, or at any time hereafter entered into with any third party accounting firm or service bureau for the preparation or storage of Borrower's accounting records without said accounting firm or service bureau agreeing to provide Lender information regarding the Collateral or Borrower's financial condition. Borrower waives the right to assert a confidential relationship, if any, it may have with any accounting firm or service bureau in connection with any information requested by Lender pursuant to or in accordance with this Agreement, and agrees that Lender may contact directly any such accounting firm or service bureau in order to obtain such information.

	Investments.   Directly or indirectly make,
acquire, or incur any liabilities (including contingent obligations) for or in connection with (a) the acquisition of the securities (whether debt or equity) of, or other interests in, a Person, (b) loans, advances, capital contributions, or transfers of property to a Person, or (c) the acquisition of all or substantially all of the properties or assets of a Person, except for (i) cash, cash-equivalents and accounts receivable, (ii) any such investments in Sunbelt (while Borrower is the sole general partner of Sunbelt) or in wholly-owned Subsidiaries (or Persons that become wholly-owned Subsidiaries as a result of the acquisition thereof if not otherwise prohibited by this Agreement, (iii) the acquisition for value of options from employees or former employees of the Borrower to purchase up to 400,000 of shares of common stock of Borrower in the aggregate (as adjusted for splits, combinations and dividends paid in stock after the Closing Date) pursuant to arrangements approved by the Board of Directors of Borrower so long as no Event of Default exists immediately prior to or would be caused by any such acquisition,
(iv) any such investment received as consideration for the disposition of assets otherwise permitted hereunder, (v) consideration received in the good faith settlement of any bankruptcy claim, (vi) Indebtedness incurred by or to Borrower or Sunbelt in connection with any hedging or interest rate swap agreements, performance bonds, letter of credit obliga-tions and bank overdrafts incurred in the ordinary course of business, (vii) prepaid expenses and loans or advances to employees and similar items in the ordinary course of business, (viii) endorsements of negotiable instruments and other similar negotiable documents, and (ix) Indebtedness owing by Borrower or any Subsidiary in connection with the provision of any managerial or administrative services rendered in the ordinary course of business.

	Transactions with Affiliates.   Directly or indirectly
enter into or permit to exist any material transaction with any Affiliate of Borrower except for transactions that are in the ordinary course of Borrower's business, upon fair and reasonable terms, that are fully disclosed to Lender, and that are no less favorable to Borrower than would be obtained in an arm's length transaction with a non-Affiliate.

	Suspension.   Suspend or go out of a substantial portion
of its business.

	Change in Location of Chief Executive Office.
Relocate its chief executive office to a new location without providing 30 days prior written notification thereof to Lender and so long as, at the time of such written notification, Borrower provides any financing statements or fixture filings necessary to perfect and continue perfected Lender's security interests.

	No Prohibited Transactions Under ERISA . Directly or indirectly:

	engage, or permit any Subsidiary of Borrower to engage, in any prohibited transaction which is reasonably likely to result in a civil penalty or excise tax described in Sections 406 of ERISA or 4975 of the IRC for which a statutory or class exemption is not available or a private exemption has not been previously obtained from the Department of Labor;

	permit to exist with respect to any Benefit Plan any accumulated funding deficiency (as defined in Sections 302 of ERISA and 412 of the IRC), whether or not waived;

	fail, or permit any Subsidiary of Borrower to fail, to pay timely required contributions or annual installments due with respect to any waived funding deficiency to any Benefit Plan;

	terminate, or permit any Subsidiary of Borrower to terminate, any Benefit Plan where such event would result in any liability of Borrower, any of its Subsidiaries or any ERISA Affiliate under Title IV of ERISA;

	fail, or permit any Subsidiary of Borrower to fail, to make any required contribution or payment to any Multiemployer Plan;

	fail, or permit any Subsidiary of Borrower to fail, to pay any required installment or any other payment required under Section 412 of the IRC on or before the due date for such installment or other payment;

	amend, or permit any Subsidiary of Borrower to amend, a Benefit Plan resulting in an increase in current liability for the plan year such that either of Borrower, any Subsidiary of Borrower or any ERISA Affiliate is required to provide security to such Benefit Plan under Section 401(a)(29) of the IRC; or

	withdraw, or permit any Subsidiary of Borrower to withdraw, from any Multiemployer Plan where such withdrawal is reasonably likely to result in any liability of any such entity under Title IV of ERISA;
which, individually or in the aggregate, results in or reasonably would be expected to result in a claim against or liability of Borrower, any of its Subsidiaries or any ERISA Affiliate in excess of $2,000,000.

	EVENTS OF DEFAULT.

	Any one or more of the following events shall constitute an event of default (each, an Event of Default) under this
Agreement:

	If Borrower fails to pay when due and payable or when declared due and payable, any portion of the Obligations
(whether of principal, interest (including any interest which, but for the provisions of the Bankruptcy Code, would have accrued on such amounts), fees and charges due Lender, reimbursement of Lender Expenses, or other amounts constituting Obligations) and such failure shall continue for a period of 10 days or more from the due date thereof;

	If Borrower fails or neglects to perform, keep, or observe in any material respect any term, provision, condition, covenant, or agreement contained in this Agreement, in any of the Loan Documents, or in any other present or future agreement between Borrower and Lender and the same is not cured, if curable, within 30 days;

	If Borrower fails or neglects to perform, keep, or observe in any material respect any term, provision, condition, or agreement contained in the Intercreditor Agreement and the same is not cured, if curable, within 30 days;

	If there is a Material Adverse Change;

	If any material portion of Borrower's properties or assets is attached, seized, subjected to a writ or distress warrant, or is levied upon, or comes into the possession of any third Person;

	If an Insolvency Proceeding is commenced by Borrower;

	If an Insolvency Proceeding is commenced against Borrower and any of the following events occur: (a) Borrower consents to the institution of the Insolvency Proceeding against it; (b) the petition commencing the Insolvency Proceeding is not timely controverted;
(c) the petition commencing the Insolvency Proceeding is not dismissed within 60 calendar days of the date of the filing thereof; provided, however, that, during the pendency of such period, Lender shall be relieved of its obligation to extend credit hereunder; (d) an interim trustee is appointed to take possession of all or a substantial portion of the properties or assets of, or to operate all or any substantial portion of the business of, Borrower; or (e) an order for relief shall have been issued or entered therein;

	If Borrower is enjoined, restrained, or in any way prevented by court order from continuing to conduct all or any material part of its business affairs;
	Other than in connection with any Permitted
Protest, or other than in connection with any matter disclosed by Borrower to Lender on or before the date hereof, if a notice of Lien, levy, or assessment is filed of record with respect to any of Borrower's properties or assets by the United States Government, or any department, agency, or instrumentality thereof, or by any state, county, municipal, or governmental agency, or if any taxes or debts owing at any time hereafter to any one or more of such entities becomes a Lien, whether choate or otherwise, upon any of Borrower's properties or assets and the same is not paid on the payment date thereof;

	If a judgment or other claim becomes a Lien or encumbrance upon any material portion of Borrower's properties or assets and the same is not discharged or bonded against within 30 days;

	If there is a default in any agreement to which Borrower is a party with one or more third Persons and such default (a) occurs at the final maturity of $2,000,000 or more of obligations thereunder, or (b) if a payment default other than at maturity, is: (X) a default in the payment of interest of $500,000 or more, or (Y) is a default in the payment of principal which results in a right by such third Person(s), irrespective of whether exercised, to accelerate the maturity of $2,000,000 or more of Borrower's obligations thereunder, or
(c) if a non-payment default, results in the acceleration by such third Person(s) of $2,000,000 or more of Borrowers obligations thereunder;

	If Borrower makes any payment on account of Indebtedness that has been contractually subordinated in right of payment to the payment of the Obligations, except to the extent such payment is permitted by the terms of the subordination provisions applicable to such Indebtedness;

	If any material misstatement or misrepresentation exists now or hereafter in any warranty, representation, statement, or report made to Lender by Borrower or any officer, employee, agent, or director of Borrower, or if any material warranty or representation is withdrawn;

	The disapproval by Lender at any time of any construction work not performed in accordance with the Plans and Specifications, and Borrower's failure to commence correction of such work within fifteen (15) days from the date Lender notifies Borrower of such disapproval and to continue to make same with diligence;

	There occurs unreasonable delay in the performance of the construction work or an unscheduled discontinuance of construction or fabrication for a period of ten (10) consecutive Business Days (both subject to Force Majeure), or in any event, a delay in performance of the construction of the Improvements so that the same may not, in Lender's reasonable judgment, be completed on or before the Completion
Date (as defined in the Loan Agreement); or

	Borrower changes or attempts to change any provision of the account agreement or other agreement or document relating to the Escrow Account which would alter Lenders control over the funds therein or permit Borrower to withdraw funds therein without Lenders consent.


LENDER'S RIGHTS AND REMEDIES.

	Rights and Remedies.   Upon the occurrence, and during
the continuation, of an Event of Default Lender may, at its election, without notice of its election and without demand, exercise all its rights and remedies with respect to acceleration and enforcement of the Obligations, and, with respect to the Collateral, cause
Collateral Agent to exercise all of Collateral Agents rights and remedies to the extent Lender is permitted to do so under and as provided under the Collateral Documents and the Intercreditor Agreement, and Lender may do any one or more of the following, all of which are authorized by Borrower:

	Declare all Obligations, whether evidenced by this Agreement, by any of the other Loan Documents, or otherwise, to be immediately due and payable;

	Cease advancing money or extending credit to or for the benefit of Borrower under this Agreement, under any of the Loan Documents, or under any other agreement between Borrower and Lender; and

	Terminate this Agreement and any of the other
Loan Documents (other than the Collateral Documents) as to any future liability or obligation of Lender, but without affecting Lender's rights or the Liens of Collateral Agent in the Collateral and without affecting the Obligations.

	Remedies Cumulative . Lender's rights and remedies under this Agreement, the Loan Documents, the Intercreditor
Agreement and all other agreements shall be cumulative. Lender shall have all other rights and remedies not inconsistent herewith as provided under the Code, by law, or in equity. No exercise by Lender or Collateral Agent at the direction of Lender of one right or remedy shall be deemed an election, and no waiver by Lender of any Event of Default shall be deemed a continuing waiver. No delay by Lender or Collateral Agent shall constitute a waiver, election, or acquiescence by Lender.

	Foreclosure Not A Discharge as to Indemnity Obligations
 . As to Borrowers Obligations to Lender with respect to Hazardous Materials and the indemnity provisions in Section 12.3 only
(i.e., not with respect to other Obligations), foreclosure shall not operate as a discharge to Borrower's Obligations to Lender; and in the event Borrower tenders a deed in lieu of foreclosure for all or part of the Real Property, Borrower shall deliver such property to Lender (or its designee) free of any and all Hazardous Materials. The indemnity provisions in Section 12.3 with respect to Hazardous Materials shall not be discharged or affected in any way by foreclosure or by Lender's acceptance of a deed in lieu thereof, and the same shall continue for a period equal to the longest living child born in Los Angeles County on January 1, 1999, plus twenty-one (21) years.

	TAXES AND EXPENSES REGARDING THE COLLATERAL.

	If Borrower fails to pay any monies (whether taxes, assessments, insurance premiums, or, in the case of leased properties or assets, rents or other amounts payable under such leases) due to third Persons, or fails to make any deposits or furnish any required proof of payment or deposit, all as required under the terms of this Agreement, then, to the extent that Lender determines that such failure by Borrower could result in a Material Adverse Change, in its discretion and without prior notice to Borrower, Lender may do any or all of the following: (a) make payment of the same or any part thereof; (b) set up such reserves in Borrower's Loan Account as Lender deems necessary to protect Lender from the exposure created by such failure; or (c) obtain and maintain insurance policies of the type described in Section 7.6, and take any action with respect to such policies as Lender deems prudent. Any such amounts paid by Lender shall constitute Lender Expenses. Any such payments made by Lender shall not constitute an agreement by Lender to make similar payments in the future or a waiver by Lender of any Event of Default under this Agreement. Lender need not inquire as to, or contest the validity of, any such expense, tax, or Lien and the receipt of the usual official notice for the payment thereof shall be conclusive evidence that the same was validly due and owing.

WAIVERS; INDEMNIFICATION.

	Demand; Protest; etc . Borrower waives demand, protest, notice of protest, notice of default or dishonor, notice of payment and nonpayment, notice of any default, nonpayment at maturity, release, compromise, settlement, extension, or renewal of accounts, documents, instruments, chattel paper, and guarantees at any time held by Lender pursuant to this Agreement or the Loan Documents on which Borrower may in any way be liable.

	Lender's Liability for Collateral . So long as Lender complies with its obligations, if any, under Section 9207 of the Code, Lender shall not in any way or manner be liable or responsible for: (a) the safekeeping of the Collateral; (b) any loss or damage thereto occurring or arising in any manner or fashion from any cause; (c) any diminution in the value thereof; or (d) any act or default of any carrier, warehouseman, bailee, forwarding agency, or other Person. All risk of loss, damage, or destruction of the Collateral shall be borne by Borrower.

	Indemnification . Borrower shall pay, indemnify, defend, and hold Lender and each of its officers, directors, employees, counsel, agents, and attorneys-in-fact (each, an Indemnified
Person) harmless (to the fullest extent permitted by law) from and against any and all: (a) Losses, and (b) Losses (including attorneys' fees) suffered or incurred by any Indemnified Person, regardless of negligence, whether as a holder of security interests in Real Property, as mortgagee in possession, or as successor in interest to Borrower as owner of the Real Property by virtue of foreclosure or acceptance of a deed or other transaction in lieu of foreclosure, or after partial or total reconveyance of the mortgage,arising from, in respect of, as a consequence of (whether foreseeable or unforeseeable) or in connection with the use, storage, disposal, generation, transportation, spill, or treatment of any Hazardous
Materials at or related to the Real Property whether or not originating or emanating from the Real Property (all of the foregoing, collectively, the Indemnified Liabilities). Borrower shall have no obligation to any Indemnified Person under this Section 12.3 with respect to any Indemnified Liability that a court of competent jurisdiction finally determines to have resulted from the gross negligence or willful misconduct of such Indemnified Person. This provision shall survive the termination of this Agreement.

	NOTICES.

	Unless otherwise provided in this Agreement, any other
Loan Document or the Intercreditor Agreement, all notices or demands by any party relating to this Agreement or any other Loan Document shall be in writing and (except for financial statements and other informational documents which may be sent by first-class mail, postage prepaid) shall be personally delivered or sent by registered or certified mail
(postage prepaid, return receipt requested), overnight courier, or telefacsimile to Borrower or to Lender, as the case may be, at its address set forth below:

	If to Borrower:		HUNTWAY REFINING COMPANY
					25129 The Old Road
					Newhall, CA  91381
					Attn: Mr. Warren J. Nelson,
					Executive Vice President & Chief
Financial Officer
					Fax No. 805.286.1588

	with copies to:		Kirkland & Ellis
					200 E. Randolph Drive
					Chicago, IL  60601
					Attn:  Brian D. Hogan, Esq.
					Fax No. 312.861.2200

	If to Lender:		BOEING CAPITAL CORPORATION
					4060 Lakewood Boulevard, 6th Floor
					Long Beach, California 90808-1700
					Attn:	Vice-President - Operations
					Fax No. 562.627.3002

	with copies to:		Buchalter, Fields, Nemer & Younger
					601 S. Figueroa St., Suite 2400
					Los Angeles, California  90017
					Attn:  Matthew W. Kavanaugh, Esq.
					Fax No. 213.896.0400

The parties hereto may change the address at which they are to receive notices hereunder, by notice in writing in the foregoing manner given to the other. All notices or demands sent in accordance with this Section 13, other than notices by Lender in connection with Sections 9504 or 9505 of the Code, shall be deemed received on the earlier of the date of actual receipt or 3 days after the deposit thereof in the mail.
Borrower acknowledges and agrees that notices sent by Lender in connection with Sections 9504 or 9505 of the Code shall be deemed sent when deposited in the mail or personally delivered, or, where permitted by law, transmitted telefacsimile or other similar method set forth above.

CHOICE OF LAW AND VENUE; JURY TRIAL WAIVER.

			THE VALIDITY OF THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN ANY OTHER
LOAN DOCUMENT OR IN THE INTERCREDITOR AGREEMENT), THE CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF AND THEREOF (UNLESS
EXPRESSLY PROVIDED TO THE CONTRARY IN ANY OTHER LOAN DOCUMENT OR IN THE INTERCREDITOR AGREEMENT), AND THE RIGHTS OF THE PARTIES HERETO
AND THERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR THEREUNDER OR RELATED HERETO OR THERETO (UNLESS EXPRESSLY PROVIDED TO THE CONTRARY IN
ANY OTHER LOAN DOCUMENT OR IN THE INTERCREDITOR AGREEMENT) SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA. THE PARTIES AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING IN CONNECTION WITH THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS (UNLESS EXPRESSLY PROVIDED OTHERWISE IN ANY SUCH OTHER LOAN DOCUMENT OR
THE INTERCREDITOR AGREEMENT) SHALL BE TRIED AND LITIGATED ONLY IN THE
STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA OR, AT THE SOLE OPTION OF LENDER, IN ANY OTHER COURT
IN WHICH LENDER SHALL INITIATE LEGAL OR EQUITABLE PROCEEDINGS AND WHICH
HAS SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. EACH OF BORROWER AND LENDER WAIVES, TO THE EXTENT PERMITTED UNDER APPLICABLE LAW, ANY RIGHT EACH MAY HAVE TO ASSERT THE DOCTRINE OF FORUM NON CONVENIENS OR
TO OBJECT TO VENUE TO THE EXTENT ANY PROCEEDING IS BROUGHT IN ACCORDANCE
WITH THIS SECTION 14. BORROWER AND LENDER HEREBY WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BETWEEN THEM BASED UPON OR ARISING OUT OF ANY OF THE LOAN DOCUMENTS OR ANY OF THE
TRANSACTIONS CONTEMPLATED THEREIN, INCLUDING CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW OR STATUTORY CLAIMS. EACH
OF BORROWER AND LENDER REPRESENTS THAT IT HAS REVIEWED THIS WAIVER
AND EACH KNOWINGLY AND VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. IN THE EVENT OF LITIGATION, A
COPY OF THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL BY
THE COURT.

	DESTRUCTION OF BORROWER'S DOCUMENTS.

	All documents, schedules, invoices or other papers delivered to Lender may be destroyed or otherwise disposed of by Lender four months after they are delivered to or received by Lender, unless Borrower requests, in writing, the return of said documents, schedules, or other papers and makes arrangements, at Borrower's expense, for their return.

	GENERAL PROVISIONS.

	Effectiveness . This Agreement shall be binding and deemed effective when executed by Borrower and Lender.

	Successors and Assigns . This Agreement shall bind and inure to the benefit of the respective successors and assigns of each of the parties; provided, however, that Borrower may not assign this Agreement or any rights or duties hereunder without Lender's prior written consent and any prohibited assignment shall be absolutely void. No consent to an assignment by Lender shall release Borrower from its Obligations nor be deemed to waive the requirement of obtaining consent to future assignments. Lender may assign this Agreement and its rights and duties hereunder and no consent or approval by Borrower is required in connection with any such assignment; provided, however, Lender may not make any such assignment to any Person which is a business competitor of Borrower or in connection with any securitization of the Obligations.
Lender reserves the right to sell participations in all or any part of Lender's rights and benefits hereunder; provided, however, Lender may not sell any such participation to any Person which is a business competitor of Borrower. In connection with any such assignment or participation, Lender may disclose all documents and information which Lender now or hereafter may have relating to Borrower or Borrower's business.
After funding of the Term Loan and all Capital Expenditure Loans, to the extent that Lender assigns its rights and obligations hereunder to a third Person, Lender thereafter shall be released from such assigned obligations to Borrower and such assignment shall effect a novation between Borrower and such third Person.

	Section Headings . Headings and section numbers have been set forth herein for convenience only. Unless the contrary is compelled by the context, everything contained in each section applies equally to this entire Agreement.

	Interpretation . Neither this Agreement nor any uncertainty or ambiguity herein shall be construed or resolved against Lender or Borrower, whether under any rule of construction or otherwise.
On the contrary, this Agreement has been reviewed by the parties hereto and shall be construed and interpreted according to the ordinary meaning of the words used so as to fairly accomplish the purposes and intentions of the parties hereto.

	Severability of Provisions . Each provision of this Agreement shall be severable from every other provision of this Agreement for the purpose of determining the legal enforceability of any specific provision.

	Amendments in Writing . This Agreement can only be amended by a writing signed by both Lender and Borrower.

	Counterparts; Telefacsimile Execution . This Agreement may be executed in counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and which, when taken together, shall constitute but one and the same Agreement. Delivery of an executed counterpart of this Agreement by telefacsimile shall be equally as effective as delivery of an original executed counterpart of this Agreement. Any party delivering an executed counterpart of this Agreement by telefacsimile also shall deliver an original executed counterpart of this Agreement but the failure to deliver an original executed counterpart shall not affect the validity, enforceability, and binding effect of this Agreement.

	Revival and Reinstatement of Obligations . If the incurrence or payment of the Obligations by Borrower or any guarantor of the Obligations or the transfer by either or both of such parties to Lender of any property of either or both of such parties should for any reason subsequently be declared to be void or voidable under any state or federal law relating to creditors' rights, including provisions of the Bankruptcy Code relating to fraudulent conveyances, preferences, and other voidable or recoverable payments of money or transfers of property (collectively, a Voidable Transfer), and if Lender is required to repay or restore, in whole or in part, any such Voidable Transfer, or elects to do so upon the reasonable advice of its counsel, then, as to any such Voidable Transfer, or the amount thereof that Lender is required or elects to repay or restore, and as to all reasonable costs, expenses, and attorneys fees of Lender related thereto, the liability of Borrower or such guarantor automatically shall be revived, reinstated, and restored and shall exist as though such Voidable Transfer had never been made.

	Lending Relationship . Nothing contained in the this Agreement or any of the other Loan Documents shall be deemed or construed by the parties hereto or by any third party to create the relationship of principal and agent, partnership, joint venture, or any association between Borrower and Lender, it being expressly understood and agreed that nothing contained in this Agreement or the other Loan Documents shall be deemed to create any relationship between Borrower and Lender other than the relationship of borrower and lender.

	Integration .  This Agreement, together with the other
Loan Documents and the Intercreditor Agreement, reflect the entire understanding of the parties with respect to the transactions contemplated hereby and shall not be contradicted or qualified by any other agreement, oral or written, before the date hereof.

	Insider Trading . Lender acknowledges that Borrower is an issuer of securities registered pursuant to the Exchange Act and that Lenders disclosure of nonpublic information regarding Borrower or any Subsidiary or Lenders trading in the securities of Borrower while in possession of such information may, depending on the facts and circumstances, subject Borrower to liability under the Exchange
Act.

	Confidentiality . Lender agrees that it will not disclose, without the prior consent (which shall not be unreasonably withheld) of the Borrower (other than to its employees, auditors, or counsel), any information with respect to Borrower or any of its Subsidiaries which is furnished pursuant hereto and which is designated by Borrower to Lender in writing as confidential, provided, that Lender may disclose any such information (a) as has become generally available to the public, (b) as may be required or appropriate in any report, statement or testimony submitted to any governmental authority having or claiming to have jurisdiction over Lender, (c) as may be required or appropriate in response to any summons or subpoena or in connection with any litigation, (d) in order to comply with any applicable law, and (e) to any prospective or actual transferee or participant in connection with any contemplated permitted transfer or participation of any of the Obligations or any interest therein.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed in Los Angeles, California.

BOEING CAPITAL CORPORATION,			HUNTWAY REFINING COMPANY,
a Delaware corporation				a Delaware corporation
By____________________________ 		By____________________________
Title:_________________________		Title:_________________________