Form 10-Q
period 1999-03-31
HUNTWAY REFINING CO
filed 1999-05-17
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 1999
Commission File Number 333-45093



HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

Delaware                                 	95-4680045
(State or Other Jurisdiction of        (I.R.S. Employer
 Incorporation or Organization)        Identification No.)


25129 The Old Road, Suite 322
Newhall, California
(Address of Principal Executive Offices)
91381
(Zip Code)


Registrant's Telephone Number Including Area Code:
(661) 286-1582




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X        No      .








QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarter Ended March 31, 1999




INDEX



Part I.  Financial Information	      		          Page

	Condensed Consolidated Balance Sheets as
	  of March 31, 1999 and December 31, 1998	        3

	Condensed Consolidated Statements of
	  Operations for the Three Months
	  Ended March 31, 1999 and 1998	                  4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months Ended
	  March 31, 1999 and 1998	                        5

	Condensed Consolidated Statement of
	 Capital for the Three Months
	 Ended March 31, 1999	                            6

	Notes to Condensed Consolidated
	  Financial Statements	                           7

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                            9

	Quantitative and Qualitative Disclosures
	   About Market Risk	                            14


Part II.  Other Information	                      15


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS


			                                      March 31,			      December 31,
			                                         1999	 		            1998
CURRENT ASSETS:
 Cash                                 		 $8,031,000 			     $10,910,000
 Accounts Receivable			                   4,085,000           3,983,000
 Inventories                          			 5,849,000 			       3,551,000
 Prepaid Expenses                     			 1,335,000 			         449,000
 Total Current Assets                			 19,300,000 			      18,893,000

PROPERTY - Net			                        61,196,000 			      59,827,000

OTHER ASSETS - Net			                     1,701,000 			       1,280,000

GOODWILL - Net			                         1,630,000 			       1,644,000

TOTAL ASSETS			                         $83,827,000 			     $81,644,000


CURRENT LIABILITIES:
Accounts  Payable                    			 $5,866,000          $3,515,000
Current Portion of Long-Term Obligations		1,440,000         			 757,000
Accrued Interest                        			 869,000 			         593,000
Other Accrued Liabilities               			 805,000 			       2,089,000
Total Current Liabilities             			 8,980,000 			       6,954,000

Long-Term Debt			                        36,062,000 			      36,110,000
Deferred Income Taxes and
  Other Long-Term Obligations			          1,004,000 			         990,000

CAPITAL:
 Preferred Stock (1,000,000 shares
 authorized, none issued)                     			 - 		                -
 Common Stock (75,000,000 shares
 authorized, 14,983,271 outstanding)    			 150,000 		          149,000
 Additional Paid-In Capital          			 34,503,000 	        34,334,000
 Retained Earnings                    			 3,128,000           3,107,000
               Total Capital			          37,781,000          37,590,000

TOTAL LIABILITIES AND CAPITAL			        $83,827,000 		      $81,644,000

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				                                    Three Months		     Three Months
				                                       Ended		             Ended
				                                      March 31,		         March 31,
				                                        1999		              1998
				                                     (Unaudited)		       (Unaudited)
SALES				                                $12,599,000 		      $12,553,000

COSTS AND EXPENSES:
 Material and Processing Costs        				 9,869,000 	        10,804,000
 Selling and Administration Expenses  				 1,272,000		           976,000
 Interest Expense                       				 856,000 		          832,000
 Depreciation and Amortization          				 567,000 		          607,000

Total Costs and Expenses				              12,564,000 		       13,219,000

INCOME (LOSS) BEFORE INCOME TAXES				         35,000 		         (666,000)

Provision for Income Taxes				                14,000 		                -

NET INCOME (LOSS)	                       			 $21,000 		        $(666,000)


Net Income (Loss) per Basic Share or Unit				     $-   	          $(0.05)

Net Income (Loss) per Diluted Share or Unit				   $-   	          $(0.05)

Weighted Average Basic Common Shares
  or Equivalent Units Outstanding				     14,898,000 	         14,731,000

Weighted Average Diluted Common Shares
  or Equivalent Units Outstanding				     16,887,000 	         14,731,000


						                                   Pro Forma (See Note 1 to Condensed
                                         Consolidated Financial Statements)

NET LOSS BEFORE TAXES						                                     $(666,000)

Pro Forma Income Tax Benefit						                               (266,000)

PRO FORMA NET LOSS						                                        $(400,000)

Pro Forma Basic Loss per Share						                               $(0.03)

Pro Forma Diluted Loss per Share						                             $(0.03)

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		                                       Three Months		      Three Months
		                                         Ended		              Ended
		                                         March 31,		          March 31,
		                                          1999		               1998
		                                        (Unaudited)		        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		                            21,000 		         (666,000)
 Adjustments to Reconcile Net Income(Loss)
  to Net Cash Used by Operating Activities:

  Interest Expense Paid by the Issuance
  of Notes		                                  278,000 		          248,000
  Depreciation and Amortization            		 567,000             607,000
  Deferred Income Taxes                     		 14,000 		                -
  Changes in Operating Assets and
  Liabilities:
	 Decrease (Increase) in Accounts
  Receivable		                               (102,000)		          978,000
  Increase in Inventories               		 (2,224,000)         (2,804,000)
  Increase in Prepaid Expenses             	 (886,000)		          (30,000)
  Increase (Decrease) in Accounts Payable   2,351,000 		       (1,674,000)
  Increase (Decrease) in Accrued
   Liabilities		                           (1,008,000)		          165,000

NET CASH USED BY OPERATING ACTIVITIES		      (989,000)	        (3,176,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Property                  		 (1,889,000)		         (844,000)
 Other Assets                             		 (469,000)		         (166,000)

NET CASH USED BY INVESTING ACTIVITIES		    (2,358,000)         (1,010,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercise of Stock Options                  		109,000
 Proceeds of Notes Payable		               13,390,000
 Repayment of Long-term Obligations    		 (13,031,000)	          (292,000)

NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES		                       468,000 	          (292,000)

NET DECREASE IN CASH		                     (2,879,000)		       (4,478,000)

CASH BALANCE - BEGINNING OF PERIOD		       10,910,000           9,406,000

CASH BALANCE - END OF PERIOD		             $8,031,000          $4,928,000

Supplemental Disclosures:
Interest Paid in Cash During the Period		    $302,000 		         $473,000
Income Taxes Paid in Cash During the Period		      $- 		               $-

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

                    	Common 	           Additional		        Treasury
	                     Shares 	  Common	  Paid In 	 Retained	 Stock	    Total
	                 Outstanding   Stock   Capital 	  Earnings (at cost) Capital

Balance at
January 1, 1999	 14,881,000 $157,000 $34,335,000 $3,107,000$(9,000)$37,590,000
Earned Portion
of Option Awards			                       61,000	                       61,000
Exercise of
Stock Options	      102,000 	  1,000 	   108,000 	                     109,000
Net Income for
the Three Months
Ended March 31,
1999	  	  	  	                                       21,000 	  	        21,000

Balance at
March 31, 1999	 14,983,000 $158,000 $34,504,000  $3,128,000$(9,000)$37,781,000

HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys annual report for the year ended
December 31, 1998.

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

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first three months of 1999 and 1998, the effect of LIFO was to decrease net income by approximately $155,000 and to decrease the net loss by approximately $1,028,000, respectively.

	Inventories at March 31, 1999 and December 31, 1998 were as
follows:
		                                 1999		          1998
Finished Products		           $3,641,000 		     $2,180,000
Crude Oil and Supplies		       2,467,000 		      1,371,000
		                             6,108,000 		      3,551,000
Less LIFO Reserve		             (259,000)		              -

Total		                       $5,849,000 		     $3,551,000

2.  CONTINGENCIES

The Company's business is the refining of crude oil into liquid asphalt and other light-end products which is subject to various environmental laws and regulations. Adherence to these environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Companys business. The Company is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, "Huntway" or the "Company" refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in Huntway's annual report for 1998 on Form 10-K. All per share amounts are diluted and should be read as per unit amounts for periods prior to June 1, 1998.

This Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, that involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Managements Discussion and Analysis of Results of Operations and Financial Condition in Huntways annual report on Form 10K for the year ended December 31, 1998. These risks and uncertainties include the price of crude oil, demand for liquid asphalt and government and private funding for road construction and repair. The Companys actual results may differ materially from these forward-looking statements.

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

	Accordingly, management believes earnings before interest, depreciation and amortization and income taxes provides the most meaningful basis for comparing historical results of operations discussed below. Earnings before interest, depreciation and amortization and income taxes is not a measuring criteria under generally accepted accounting principles and should not be viewed as superior to or in isolation from net income. The following discussion should be read in conjunction with the financial statements included elsewhere in this report.

Three Months Ended March 31, 1999 Compared with the Three
Months Ended March 31, 1998
	First quarter 1999 net income was $21,000, or less than $.01 per share, versus the 1998 first quarter net loss of $666,000, or $.05 cents per unit.

	Margins on paving and roofing asphalt products were substantially higher in the current quarter and margins on other products were up slightly resulting in an increase in results between quarters of $687,000.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998:

						                                 Material &		                   Barrels
			                           Sales			 Processing  	     Net		        Sold
Three months ended
March 31, 1998       			 $12,553,000	 $10,804,000 			 $1,749,000 		 747,000

Effect of changes
in price			               (1,063,000)	 (1,890,000)   			 827,000
Effect of changes
in volume			               1,109,000 		   955,000 			    154,000 		  66,000

Three months ended
March 31, 1999         	 $12,599,000 	 $9,869,000 			 $2,730,000 		 813,000

	As reflected in the table, unit sales increased by 9% to 813,000 barrels in the first quarter of 1999 versus the first quarter of 1998. However, while asphalt prices were constant between quarters, intermediate refinery feedstock prices fell 14%. As a result, sales dollars increased only slightly between quarters to $12,599,000 from $12,553,000. The decline in prices for the Company's light intermediate refinery feed stocks as compared to 1998 resulted from lower crude oil prices due to a decline in world wide demand for gasoline and diesel fuel and/or overproduction by the major oil producing countries.

	Overall, material and processing costs were reduced by 8% or $935,000, for the quarter, as compared to the comparable quarter of 1998. On a per barrel basis, material and processing costs fell 16% from $14.46 to $12.14 in the comparable quarters of 1998 and 1999 respectively. These declines were primarily the result of lower crude oil prices due to a perceived world wide oversupply due to a decline in demand (primarily in Asia) coupled with continued high production levels by a number of oil producing countries.

	Overall net margins rose by 56% or $981,000 between quarters. Increased volume accounted for $154,000 or 16% of the increase and the balance results from steady asphalt prices in the face of declining crude oil and light intermediate refinery feed stock prices.

	Selling, general and administrative costs increased by $296,000 as compared to the first quarter of 1998 primarily as a result of increased compensation accruals (primarily retirement). Investor relations expenditures, franchise taxes and legal and professional fees also increased in the quarter as a result of doing business as a corporation as opposed to a partnership.

	Net interest expense increased in the quarter by a nominal $24,000 despite higher debt levels due to higher cash balances which generated increased interest income.

	On January 21, 1999 the Company obtained a new seven year, $13,390,000 senior debt facility. The facility bears interest at a fixed rate of 9.234%. Proceeds from the borrowings were used to retire all $12,699,000 of Huntways then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital. The facility also provides that the Company may also borrow up to an additional $2,800,000 later in 1999 to provide partial funding for improvements to its Benicia refinery. These borrowings, if any, will also amortize over seven years at fixed rates of interest determined at funding. However, it is the Companys present intention to repay any such additional borrowings on March 31, 2000 (although there will be no requirement to do so). Overall, the Company expects to invest $5,600,000 in these improvements, currently nearing completion, at the Benicia refinery. It is expected that these improvements will increase asphalt and light end production and improve asphalt and light end product quality. Construction of these improvements has required cessation of production for a period of time estimated at 30 days. During this period, light-product sales have been curtailed but asphalt sales have continued from inventory. Production is expected to resume in the second half of May, 1999.

	The blended interest rate on the $12,699,000 of senior debt paid off on January 21, 1999 was approximately 8.2%. The Company anticipates that net interest expense in 1999 will only slightly exceed net interest expense in 1998 despite higher debt levels due to increased interest income.

	Because of the foregoing, as well as other factors affecting the Companys operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

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

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Any such remediation costs will be charged to operations as incurred. The Companys process controls are not computerized and do not rely upon time/date sensitive control equipment. The Companys accounting and billing systems are computerized and are sensitive to the year 2000 issue. However, these applications are being replaced and the new applications should be in place by July 1999. In the event that these applications are not in place by the year 2000 the Company believes that it has sufficient manual backup systems that could be used to prevent any material disruption of its operations.

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

	In the first three months of 1999, operating activities used $989,000 in cash. The periods net income of $21,000 along with depreciation and amortization of $567,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $14,000 provided $880,000 in cash. Additionally, an increase in accounts payable provided $2,351,000. Offsetting these sources of cash, was a seasonal increase in inventory of $2,224,000 and a nominal increase in accounts receivable of $102,000. Additionally, other accrued liabilities decreased, requiring cash of $1,008,000 primarily for payment of incentive plan awards and prepaid expenses consumed $886,000 primarily for the renewal of insurance coverage and to a lesser extent turnaround costs associated with the Wilmington refinery.

In comparison, during the first quarter of 1998, operating activities used $3,176,000 in cash. The periods net loss of $666,000 offset by depreciation and amortization of $607,000 and the payment of interest by the issuance of notes of $248,000 provided $189,000 in cash. A seasonal increase in inventory of $2,804,000 was partially financed by a seasonal decrease in accounts receivable of $978,000. Accounts payable decreased by $1,674,000 due to a seasonal decrease in crude purchases and falling crude prices. Accrued liabilities increased by $165,000 as only one half of the interest accrued under the senior debt agreements was scheduled for payment in the quarter. Prepaid expenses consumed a nominal $30,000.

	During the first quarter of 1999, investing activities consumed $2,358,000. Additions to property, primarily construction in progress for modernization of the Benicia refinery, required $1,889,000 while additions to other assets, primarily loan costs associated with the new term debt facility, used $469,000. Investing activities consumed $1,010,000 in cash during the first quarter of 1998 relating to the construction of a new wastewater treatment facility in the Wilmington refinery

	Financing activities, primarily the funding of the new term loan facility and the related retirement of the senior notes, provided $468,000 during the first quarter of 1999. In contrast, financing activities consumed $292,000 in the first quarter of 1998 for principal payments on the senior notes.

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

At March 31, 1999, the cash position of the Company was $8,031,000 an increase of $3,103,000 from the balance at March 31, 1998 of $4,928,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously noted, the Companys profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Companys earnings, financial position and cash flows. Approximately half of Huntways production consists of light products and half of asphalts. The prices of Huntways light products have historically followed changes in crude oil prices over 12 to 18 month time periods despite high short-term volatility. Management believes that approximately 20% of Huntways asphalt unit sales volume will be covered by contractual escalation and de-escalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. The
Company does not enter into such arrangements for trading or other speculative purposes.

To a lesser extent, the Company is also exposed to risks associated with interest rate fluctuations. However, because the Company invests only in short-term investment grade securities and has only fixed rate debt, such risks to its cash flows are not material.



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

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.


										HUNTWAY REFINING COMPANY

(Registrant)




                                 By:
	 										   Warren J. Nelson
											    Executive Vice President
											    and Chief Financial Officer
											  (Principal Accounting Officer)


-11-


-20-