Form 10-Q
period 1999-06-30
HUNTWAY REFINING CO
filed 1999-08-13
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1999
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

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 12, 1999, was 15,000,771.







QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarter Ended June 30, 1999

INDEX


Part I.  Financial Information							                       Page

	Condensed Consolidated Balance Sheets as
	  of June 30, 1999 and December 31, 1998	                    3

	Condensed Consolidated Statements of
	  Operations for the Three  and Six Months
	  Ended June 30, 1999 and 1998	                              4

	Condensed Consolidated Statements of Cash
	  Flows for the Six Months Ended
	  June 30, 1999 and 1998	                                    5

	Condensed Consolidated Statement of
	 Capital for the Six Months
	 Ended June 30, 1999	                                        6

	Notes to Condensed Consolidated
	  Financial Statements	                                      7

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                                       9

	Quantitative and Qualitative Disclosures
	   About Market Risk	                                       15


Part II.  Other Information	                                 16


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

                                           June 30,		      December 31,
			                                          1999	             1998
                                         (unaudited)	        (audited)

CURRENT ASSETS:
     Cash			                             $3,799,000 			     $10,910,000
     Accounts Receivable                  8,737,000 			       3,983,000
     Inventories                          5,730,000 			       3,551,000
     Prepaid Expenses                     1,899,000 			         449,000
     Total Current Assets                20,165,000 			      18,893,000

PROPERTY - Net	                          64,012,000 		       59,827,000

OTHER ASSETS - Net		                     	1,784,000 		        1,280,000

GOODWILL - Net                            1,616,000 			       1,644,000

TOTAL ASSETS                            $87,577,000 			     $81,644,000


CURRENT LIABILITIES:
    Accounts  Payable			                 $8,833,000 			      $3,515,000
    Current Portion of
      Long-Term Obligations			            1,475,000 			         757,000
      Accrued Interest			                   457,000 			         593,000
      Other Accrued Liabilities			        1,156,000 			       2,089,000
      Total Current Liabilities			       11,921,000 			       6,954,000


Long-Term Debt			                        35,681,000 			      36,110,000
Deferred Income Taxes and
	Other Long-Term Obligations			           1,468,000 			         990,000


CAPITAL:
		 Preferred Stock (1,000,000 shares
			authorized, none issued)			                  - 			                -
   Common Stock (75,000,000 shares
			authorized, 14,983,271 outstanding)			   150,000 			         149,000
   Additional Paid-In Capital			         34,563,000 			      34,334,000
   Retained Earnings			                   3,794,000 			       3,107,000
   Total Capital			                      38,507,000 			      37,590,000

TOTAL LIABILITIES AND CAPITAL			        $87,577,000 			     $81,644,000

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                        Three Months		Three Months		Six Months	Six Months
			                          Ended		        Ended		      Ended		     Ended
			                          June 30,		    June 30,		    June 30,		June 30,
			                           1999		         1998		        1999		     1998
			                         (Unaudited)		(Unaudited) 	(Unaudited) (Unaudited)
SALES			                   $22,655,000 		$20,277,000 	$35,254,000 $32,830,000

COSTS AND EXPENSES:
 Material and
   Processing Costs			      18,736,000 		 15,970,000   28,605,000 	26,774,000
   Selling and
   Administration Expenses			1,256,000 		  1,396,000 	  2,528,000 		2,372,000
   Interest Expense        			 841,000 		    871,000 		 1,697,000 	 1,703,000
   Depreciation and
    Amortization			            692,000 		    702,000 	  1,259,000 		1,309,000

Total Costs and Expenses			 21,525,000 		 18,939,000   34,089,000 	32,158,000

INCOME BEFORE INCOME TAXES			1,130,000 		  1,338,000 		 1,165,000 		  672,000

Provision for Income Taxes			  464,000 		    254,000 		   478,000 		  254,000

NET INCOME			                 $666,000 		 $1,084,000 		  $687,000 	  $418,000


Net Income per Basic Share			    $0.04 		      $0.07 		     $0.05       $0.03

Net Income per Diluted Share			  $0.03 		      $0.05 		     $0.04       $0.02

Weighted Average Basic
Common Shares Outstanding			14,983,000 		 14,781,000   14,942,000 	14,756,000

Weighted Average Diluted
Common Shares Outstanding			31,377,000 		 32,281,00		  16,938,000 	17,851,000


                                         Pro Forma				     Pro Forma
NET INCOME BEFORE TAXES					            $1,338,000 				     $672,000

Pro Forma Provision
  for Income Taxes					                    535,000 	         269,000

PRO FORMA NET INCOME					                 $803,000 			      $403,000

Pro Forma Basic Income per Share					        $0.06 			         $0.03

Pro Forma Diluted Income per Share					      $0.03 			         $0.02


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
		                                           Six Months		    Six Months
                                             		Ended		          Ended
		                                            June 30,		       June 30,
		                                             1999		            1998
		                                           (Unaudited)		   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		                                    $687,000 		     $418,000
 Adjustments to Reconcile Net
 Income to Net Cash Used by
 Operating Activities:
 Interest Expense Paid by the Issuance
 of Notes		                                      278,000 	       248,000
 Depreciation and Amortization		               1,259,000 		    1,309,000
 Deferred Income Taxes		                         478,000 		      254,000

Changes in Operating Assets and Liabilities:
 Increase in Accounts Receivable		            (4,754,000)		   (3,838,000)
 Increase in Inventories		                    (2,135,000)		     (843,000)
 Increase in Prepaid Expenses		               (1,445,000)		      (50,000)
 Increase (Decrease) in Accounts Payable		     5,318,000 		   (1,317,000)
 Increase (Decrease) in Accrued Liabilities		 (1,070,000)        307,000

NET CASH USED BY OPERATING ACTIVITIES		       (1,384,000)		   (3,512,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Property		                      (5,242,000)		   (1,531,000)
 Other Assets		                                 (605,000)		     (529,000)

NET CASH USED BY INVESTING ACTIVITIES		       (5,847,000)		   (2,060,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Stock		                      109,000 		      246,000
 Proceeds of Notes Payable		                  13,390,000
 Repayment of Long-term Obligations		        (13,379,000)		     (792,000)

NET CASH PROVIDED (USED) BY
 FINANCING ACTIVITIES		                          120,000 		     (546,000)

NET DECREASE IN CASH		                        (7,111,000)		   (6,118,000)

CASH BALANCE - BEGINNING OF PERIOD		          10,910,000 		    9,406,000

CASH BALANCE - END OF PERIOD		                $3,799,000 		   $3,288,000

Supplemental Disclosures:
Interest Paid in Cash During the Period		     $1,555,000 		   $1,472,000
Income Taxes Paid in Cash During the Period		         $- 		           $-

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

	                     Common		          Additional		        Treasury
	                     Shares	 Common	     Paid In	 Retained	  Stock	   Total
	                 Outstanding	 Stock	     Capital	 Earnings	(at cost)	Capital

Balance at
January 1, 1999	  14,881,000 $157,000 $34,335,000$3,107,000$(9,000)$37,590,000
Earned Portion
of Option Awards			                       121,000	                     121,000
Exercise of
Stock Options	       102,000 	  1,000 	   108,000 	                    109,000
Net Income for
the Six Months
Ended June 30,1999  	  	  	                         687,000 	  	       687,000

Balance at June
30, 1999	         14,983,000 $158,000 $34,564,000$3,794,000$(9,000)$38,507,000



HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of June 30, 1999 and 1998 and for the three and six month periods then ended are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys annual report for the year ended December 31, 1998.

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

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first six months of 1999 and 1998, the effect of LIFO was to decrease net income by approximately $1,460,000 and to increase net income by approximately $1,028,000 respectively. For the quarter ended June 30, 1999 the effect of LIFO was to decrease net income by approximately $1,201,000. LIFO did not have an effect on net income for the comparable quarter of 1998.

	Inventories at June 30, 1999 and December 31, 1998 were as follows:
                                  		1999		                1998
Finished Products		            $3,785,000 		         $2,180,000
Crude Oil and Supplies		        3,405,000 		          1,371,000
		                              7,190,000 		          3,551,000
Less LIFO Reserve		            (1,460,000)		                  -

Total		                        $5,730,000 		         $3,551,000

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, "Huntway" or the "Company" refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in Huntway's annual report for 1998 on Form 10-K. All per share amounts are diluted.

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

Three Months Ended June 30, 1999 Compared with the Three Months Ended June 30, 1998
	Second quarter 1999 net income was $666,000, or $.03 per share, versus 1998 second quarter net income of $803,000, or $.03 per share after an additional pro forma provision for income taxes of $281,000. Reported net income for the second quarter of 1998 was $1,084,000, or $.05 per share. However, for the first five months of 1998 Huntway operated as a partnership and was not subject to income taxes. Accordingly, Huntway did not record a tax provision on earnings during that period.

	During the second quarter of 1999, the Benicia refinery was shut down for a period of 40 days during late April and May in order to install a number of process plant and tankage improvements intended to expand and modernize its production, storage and shipment capabilities. The improvements increased the refinerys production capacity by approximately
25% and have improved the quality of the plants asphalt and light-end products through increased fractionation. The project also added 74,000 barrels of additional product storage. The improvements are also beneficial to the environment, as air emissions have been reduced by more than 15 percent despite the increased production levels. Overall, the Company invested approximately $5,800,000 in this project, which was substantially completed and placed in service in June, 1999.

	Income before income taxes for the second quarter of 1999 was $1,130,000 versus $1,338,000 for the comparable quarter of 1998. The decline reflects increased operating costs between periods due to storage tank repairs at our Wilmington refinery and the 40-day production shutdown during the expansion and modernization of our Benicia refinery.

	As a result of the aforementioned production shutdown, sales and production volume declined 5% for the second quarter of 1999 as compared to the second quarter of 1998. However, revenues increased 12%, reflecting higher average selling prices due to the impact of rising crude oil prices, stronger than anticipated demand for our specialty asphalt products in Northern California and higher West Coast gasoline prices due to production shortfalls.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended June
30, 1999 as compared to the quarter ended June 30, 1998:

						                                Material & 	                  Barrels
			                          Sales			 Processing		        Net       Sold

Three Months Ended
 June 30, 1998			      $20,277,000 		$15,970,000 			 $4,307,000 		 1,139,000

Effect of changes
in price			              3,393,000 			 3,565,000 			   (172,000)
Effect of changes
in volume			            (1,015,000)			  (799,000)			   (216,000)		   (57,000)

Three Months Ended
June 30, 1999			       $22,655,000 		$18,736,000 			 $3,919,000 		 1,082,000


Despite the decline in unit volume of 5% to 1,082,000 barrels in the second quarter of 1999 versus the second quarter of 1998 due to the shutdown of the Benicia refinery during the expansion and modernization project, overall sales increased 12% on overall higher product prices. Asphalt prices rose between quarters by 12%, primarily due to product mix as sales of modified asphalt far exceeded the prior year as a result of increasing demand for these products by state highway departments. Intermediate refinery feedstock prices rose 22% as a result of a series of refinery outages in Huntways market area as well as in response to increasing crude oil prices.

	Overall, material and processing costs increased by 17%, or $2,766,000, for the second quarter as compared to the comparable quarter of 1998. On a per barrel basis, material and processing costs rose 24% from $14.02 to $17.32. This increase was primarily the result of higher crude oil prices, as the major producing countries have reduced production in an effort to raise prices. Planned and unplanned tank repairs and related waste disposal as well as increased crude oil storage costs related to the shutdown of the Benicia refinery during the expansion and modernization project also contributed.

	Overall net margins fell by 9% or $388,000 between quarters. The decline in unit volume accounted for $216,000 or 56% of the decrease and the balance resulted from crude oil price and processing cost increases in excess of improved selling prices.

	Selling, general and administrative costs decreased by $140,000 as compared to the second quarter of 1998, primarily as a result of decreased compensation accruals.

	Despite higher debt levels, net interest expense also decreased in the quarter by a nominal $30,000 due to the capitalization of interest on the Benicia expansion and modernization project.

Six Months Ended June 30, 1999 Compared with the Six Months Ended June 30,
1998
	First half 1999 net income was $687,000, or $.04 per share, versus 1998 first half net income of $418,000, or $.02 per share.

	Margins on all products were up slightly in the current period resulting in an increase in net income between periods of $269,000. The effect of the additional pro forma provision for income taxes of $15,000 was not significant.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the six month period ended June 30, 1999 as compared to the six month period ended June 30,
1998:
						                                 Material &	                Barrels
			                           Sales 			Processing 		   Net	       Sold
Six Months Ended
 June 30, 1998			       $32,830,000 		$26,774,000 		$6,056,000 		 1,886,000

Effect of changes
in price			               2,267,000 			 1,703,000 			  564,000

Effect of changes
in volume			                157,000 		    128,000 			   29,000 		     9,000

Six Months Ended
June 30, 1999			        $35,254,000 		$28,605,000 		$6,649,000 		 1,895,000

	As reflected in the table, overall unit sales were flat between periods, increasing to 1,895,000 barrels in the first half of 1999 versus 1,886,000 barrels in the first half of 1998. However, asphalt volumes increased 12% between periods as the paving season experienced an exceptionally strong start due to increased funding for road construction and repair. On the other hand, intermediate refinery feedstock volumes fell 10% due to the timing of shipments. Sales increased 7% between periods to $35,254,000 from $32,830,000 as asphalt prices increased 8% primarily due to product mix as sales of modified asphalt far exceeded the prior year as a result of increasing demand for these products by state highway departments. Light intermediate feedstock prices rose between periods by a modest 2% as a first quarter decline in prices was offset by the second quarter increase discussed above.

	Material and processing costs rose 7%, or $1,831,000, for the first half of 1999 as compared to the first half of 1998. Of this amount, $128,000 was the result of the nominal increase in volume while the remainder primarily resulted from higher materials cost due to higher volumes of specialty modified asphalt sales, higher processing costs due to the impact of the production shutdown in April and May to accommodate the expansion and modernization of the Benicia refinery and increased tankage-related repair and maintenance activities.

	Overall net margins rose by 10% or $593,000 between periods primarily due to increased sales of higher margin specialty modified asphalt products.

	Selling, general and administrative costs increased by $156,000 as compared to the first half of 1998 primarily as a result of increased legal and professional fees, investor relations expenditures, and franchise taxes, all of which increased between periods as a result of doing business as a corporation as opposed to a partnership. Partially offsetting these increases was a reduction in compensation accruals.

	Despite higher debt levels, net interest expense decreased in the first half of 1999 by a nominal $6,000 due to the capitalization of interest on the Benicia expansion and modernization project.

	On January 21, 1999 the Company obtained a new seven year, $13,390,000 senior debt facility. The facility bears interest at a fixed rate of 9.234%. Proceeds from the borrowings were used to retire all $12,699,000 of the Companys then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital. The facility also provides that the Company may borrow up to an additional $2,800,000 later in 1999 to provide partial funding for improvements to its Benicia refinery. These borrowings, if any, will also amortize over seven years at fixed rates of interest determined at funding. However, it is not the Companys present intention to borrow the additional funds.

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

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Such remediation costs are charged to operations as incurred. The Companys process controls are not computerized and do not rely upon time/date sensitive control equipment. The Companys accounting and billing systems are computerized and are sensitive to the year 2000 issue. However, these applications are being replaced and the new applications are currently in the process of being placed service. Huntway management believes that this process will be completed in the fourth quarter of 1999. In the event that these applications are not in place by the year 2000 the Company believes that it has sufficient manual backup systems that could be used to prevent any material disruption of its operations.

	The Company has entered into formal communications with its significant suppliers and customers to determine the extent to which the Company's interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issue. However, the Company does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on its operations, management does not currently anticipate significant problems with these systems. However, should the Company be denied access to crude supplies, natural gas or other vital materials and services due to the failure of its suppliers' delivery systems resulting from year 2000 compliance problems, it could be forced to either curtail operations or shut down until such materials can again be delivered. Additionally, should its customers be unable to make payments for their purchases, the Company could be faced with a liquidity shortfall.

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

	In the first half of 1999, operating activities used $1,384,000 in cash. The periods net income of $687,000 along with depreciation and amortization of $1,259,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $478,000 provided $2,702,000 in cash. Additionally, an increase in accounts payable provided $5,318,000. Offsetting these sources of cash were seasonal increases in accounts receivable and inventories of $4,754,000 and $2,135,000, respectively. Additionally, other accrued liabilities decreased, requiring cash of $1,070,000, primarily for payment of incentive plan awards and prepaid expenses consumed $1,445,000, primarily for turnaround costs associated with the Benicia and Wilmington refineries as well as the renewal of insurance coverage.

In comparison, in the first half of 1998, operating activities used $3,512,000 in cash. Net income of $418,000 along with depreciation and amortization of $1,309,000, the payment of interest by the issuance of notes of $248,000 and the provision for deferred income taxes of $254,000 provided $2,229,000 in cash. Seasonal increases in inventories and accounts receivable of $843,000 and $3,838,000 respectively, were financed with cash. Accounts payable decreased by $1,317,000 due to falling crude prices. Accrued liabilities increased by $307,000 because of incentive accruals and because only two-thirds of the interest accrued under the senior debt agreements for the six month period was due and paid in the period. Prepaid expenses used a nominal $50,000.

	During the first half of 1999, investing activities consumed $5,847,000. Additions to property, primarily for the expansion and modernization of the Benicia refinery, required $5,242,000, while additions to other assets, primarily loan costs associated with the new term debt facility, used $605,000. Investing activities consumed $2,060,000 in cash during the first half of 1998 primarily relating to the construction of a new wastewater treatment facility in the Wilmington refinery and various storage-related improvements in the Benicia refinery.

	Financing activities, primarily the exercise of employee stock options, provided $120,000 during the first half of 1999 as proceeds from and repayments of notes payable offset each other. In contrast, financing activities consumed $546,000 in the first half of 1998 for principal payments on notes payable.

The Company believes its current level of letter of credit facility is sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices increased beyond the level of the Company's letter of credit facilities, it would be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.

At June 30, 1999 the cash position of the Company was $3,799,000, an increase of $511,000 from the balance at June 30, 1998 of $3,288,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously noted, the Companys profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Companys earnings, financial position and cash flows. Approximately half of Huntways production consists of light products and half of asphalts. The prices of Huntways light products have historically followed changes in crude oil prices over 12- to 18-month time periods despite high short-term volatility.
Management believes that approximately 20% of Huntways asphalt unit sales volume will be covered by contractual escalation and de-escalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. The Company does not enter into such arrangements for trading or other speculative purposes.

To a lesser extent, the Company is also exposed to risks associated with interest rate fluctuations. However, because the Company invests only in short-term investment grade securities and has only fixed rate debt, such risks to its cash flows are not material.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

	The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or of the cash flows of the Company.

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	At the annual meeting of shareholders on May 12, 1999, the following proposal was voted upon:

Election of Directors for a three year term expiring in 2002

                                          Votes 		      Votes
Nominees for Director 		 		              Cast For		    Withheld

Harris Kaplan					                     14,227,149		       93,390

Richard Spencer				                    14,230,779		       89,760

The directors whose terms expire in 2001 are:

Juan Y. Forster
Warren J. Nelson

The director whose term expires in 2000 are:

J. C. McFarland


Item 5.  Other Information

     		None.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			None

		(b) Reports on Form 8-K

			None



SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1999.


			HUNTWAY REFINING COMPANY
     (Registrant)




  By:
	 Warren J. Nelson
	 Executive Vice President
	 and Chief Financial Officer
  (Principal Accounting Officer)


-1-


-38-