Form 10-Q
period 1999-09-30
HUNTWAY REFINING CO
filed 1999-11-15
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1999
Commission File Number 333-45093



HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)


 Delaware                                 	95-4680045
 (State or Other Jurisdiction of 			     (I.R.S. Employer
  Incorporation or Organization)         Identification No.)


 25129 The Old Road, Suite 322
 Newhall, California
 (Address of Principal Executive Offices)
 91381
 (Zip Code)


 Registrants Telephone Number Including Area Code:  (661) 286-1582

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes X No.
The number of shares of the registrants Common Stock, $.01 par value, outstanding as of November 9, 1999, was 15,002,771.







QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarter Ended September 30, 1999

INDEX

Part I.  Financial Information							                          Page

	Condensed Consolidated Balance Sheets as
	  of September 30, 1999 and December 31, 1998	                   3

	Condensed Consolidated Statements of
	  Operations for the Three and Nine Months
	  Ended September 30, 1999 and 1998	                             4

	Condensed Consolidated Statements of Cash
	  Flows for the Nine Months Ended
	  September 30, 1999 and 1998	                                   5

	Condensed Consolidated Statement of
	 Capital for the Nine Months
	 Ended September 30, 1999	                                       6

	Notes to Condensed Consolidated
	  Financial Statements	                                          7

	Managements Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                                           9

	Quantitative and Qualitative Disclosures
	   About Market Risk	                                           15

Part II.  Other Information	                                     16

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

				                                   September 30,		      December 31,
			                                         1999                1998
		                                       (unaudited)	 	       (audited)

CURRENT ASSETS:

        Cash			                         $11,364,000 			      $10,910,000
        Accounts Receivable			           11,921,000 			        3,983,000
        Inventories			                    5,118,000 			        3,551,000
        Prepaid Expenses			               1,669,000 			          449,000
              Total Current Assets			    30,072,000 			       18,893,000


PROPERTY - Net		                         64,106,000 		        59,827,000

OTHER ASSETS - Net		                      1,999,000 		         1,280,000

GOODWILL - Net			                         1,601,000 			        1,644,000

TOTAL ASSETS			                         $97,778,000 			      $81,644,000

CURRENT LIABILITIES:

        Accounts  Payable			            $14,584,000 			       $3,515,000
        Current Portion of Long-Term
          Obligations			                  1,510,000 			          757,000
        Accrued Interest			               1,041,000 			          593,000
        Other Accrued Liabilities			      2,466,000 			        2,089,000
            Total Current Liabilities			 19,601,000 			        6,954,000

		Long-Term Debt			                      35,292,000 			       36,110,000
  Deferred Income Taxes and
			 Other Long-Term Obligations			        2,240,000 			          990,000

CAPITAL:
  Preferred Stock (1,000,000 shares
	 authorized, none issued)			                     - 			                -
  Common Stock (75,000,000 shares
		authorized, 15,000,771 outstanding)			    150,000 			          149,000
  Additional Paid-In Capital			          34,631,000 			       34,334,000
  Retained Earnings			                    5,864,000 			        3,107,000
           Total Capital			              40,645,000 			       37,590,000

		TOTAL LIABILITIES AND CAPITAL			      $97,778,000 			      $81,644,000


HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS


			                     THREE MONTHS  THREE MONTHS  NINE MONTHS  NINE MONTHS
								                   ENDED         ENDED        ENDED         ENDED
                        SEPT. 30,      SEPT. 30,     SEPT. 30,    SEPT. 30,
                          1999           1998          1999        1998
                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)


Sales				              $41,527,000 		 $25,592,000 		 $76,781,000 $58,422,000
Costs & Expenses:
Material &
  Processing Costs				  34,518,000     19,040,000     63,123,000  45,814,000
  Selling and
   Administration
   Expenses				          1,901,000      2,041,000      4,429,000   4,413,000
  Interest Expense         879,000        865,000      2,576,000   2,568,000
  Depreciation and
    Amortization				       721,000        706,000      1,980,000   2,015,000

Total Costs and
   Expenses				         38,019,000     22,652,000     72,108,000  54,810,000

Income before
  Income Taxes           3,508,000      2,940,000      4,673,000   3,612,000

Provision for
  Income Taxes				       1,438,000      1,176,000      1,916,000   1,430,000

Net Income				          $2,070,000     $1,764,000     $2,757,000  $2,182,000

Net Income per Basic
  Share                      $0.14          $0.12          $0.18       $0.15

Net Income per Diluted
  Share                      $0.08          $0.07          $0.12       $0.11

Weighted Average Basic
  Common Shares
  Outstanding           14,995,000     14,881,000     14,960,000  14,781,000

Weighted Average
  Diluted Common
  Shares Outstanding    31,419,000     30,664,000     31,399,000  31,048,000

                                                              Pro Forma

Net Income before Taxes		                                    $3,612,000
Pro Forma Provision for Income Taxes                          1,444,000

Pro Forma Net Income                                         $2,168,000

Pro Forma Basic Income per Share                                  $0.15

Pro Forma Diluted Income per Share                                $0.10


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		                                             Nine Months		 Nine Months
		                                                Ended		       Ended
		                                            September 30,		September 30,
		                                                 1999		         1998
		                                             (Unaudited)		   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		                                   $2,757,000 		   $2,182,000
    Adjustments to Reconcile Net Income
     to Net Cash Provided by Operating
     Activities:
     Interest Expense Paid by the Issuance
      of Notes		                                  278,000 	       248,000
     Depreciation and Amortization		            1,980,000 		    2,015,000
     Deferred Income Taxes		                    1,250,000 		      790,000
     Changes in Operating Assets and Liabilities:
     Increase in Accounts Receivable		         (7,938,000)		   (3,889,000)
     Increase in Inventories		                 (1,552,000)		     (680,000)
     Decrease (Increase) in Prepaid Expenses		 (1,214,000)          1,000
     Increase (Decrease) in Accounts Payable		 11,068,000         (22,000)
     Increase in Accrued Liabilities		            825,000 		    1,632,000

NET CASH PROVIDED BY OPERATING ACTIVITIES		     7,454,000 		    2,277,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property		                    (5,894,000)		   (2,297,000)
    Other Assets		                               (880,000)		     (291,000)

NET CASH USED BY INVESTING ACTIVITIES		        (6,774,000)		   (2,588,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock		                   116,000 		      246,000
     Proceeds of Notes Payable		               13,390,000
     Repayment of Long-term Obligations		     (13,732,000)		   (1,054,000)

NET CASH USED BY FINANCING ACTIVITIES		          (226,000)		     (808,000)

NET INCREASE (DECREASE) IN CASH		                 454,000 		   (1,119,000)

CASH BALANCE - BEGINNING OF PERIOD		           10,910,000 		    9,406,000

CASH BALANCE - END OF PERIOD		                $11,364,000 		   $8,287,000

Supplemental Disclosures:
Interest Paid in Cash During the Period		     $ 1,850,000 		 $  1,812,000
Income Taxes Paid in Cash During the Period		    $165,000 		     $650,000

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
	                  Common		          Additional		         Treasury
	                  Shares	  Common	   Paid In	  Retained	   Stock	   Total
	              Outstanding	  Stock	   Capital	  Earnings 	(at cost)	 Capital

Balance at
 January 1,
 1999	          14,881,000 $157,000 $34,335,000$3,107,000$(9,000) $37,590,000
Earned Portion
 of Option Awards			                    182,000                       182,000
Exercise of
 Stock Options	    119,500 	  1,000 	   115,000 			                   116,000
Net Income for
 the Nine Months
 Ended September
  30, 1999	  	  	  	                            2,757,000 	  	      2,757,000

Balance at
 September 30,
 1999	          15,000,500 $158,000 $34,632,000$5,864,000$(9,000) $40,645,000



HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of September 30, 1999 and 1998 and for the three and nine month periods then ended are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys annual report for the year ended December 31, 1998.

Huntway Refining Company (the Company) was formed for the purpose of effecting the conversion of Huntway Partners, L.P. (the Partnership) from a publicly traded limited partnership to a publicly traded corporation on June 1, 1998 through the merger of the Partnership into the Company (the Conversion). As a result of the merger, the Company succeeded to the Partnerships assets, liabilities and operations. The financial statements through the date of the Conversion reflect the operations of the Partnership. Pro forma information for the nine month period ended September 30, 1999 is presented to assist in comparing the results of operations as if the Conversion had occurred at the beginning of that period. The pro forma provision for income taxes has been calculated at an estimated combined Federal and State rate of 40%.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first nine months of 1999 and 1998, the effect of LIFO was to decrease net income by approximately $1,847,000 and to increase net income by approximately $1,028,000, respectively. For the quarter ended September 30, 1999 the effect of LIFO was to decrease net income by approximately $985,000. LIFO did not have an effect on net income for the comparable quarter of 1998.

	Inventories at September 30, 1999 and December 31, 1998 were as follows:
                                   1999		            1998
Finished Products		             $3,498,000 		     $2,180,000
Crude Oil and Supplies		         4,750,000 		      1,371,000
		                               8,248,000 		      3,551,000
Less LIFO Reserve		             (3,130,000)		             -

Total		                         $5,118,000 		     $3,551,000

2.  CONTINGENCIES

The Companys business is the refining of crude oil into liquid asphalt and other light-end products, which is subject to various environmental laws and regulations. Adherence to these environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Companys business. The Company is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

	The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

3.  SUBSEQUENT EVENT

On October 29, 1999 the Company terminated its then existing $17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. (The Bank). The new facility is collateralized by the Companys current assets and is subject to a borrowing base limitation. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit for the purchase of crude oil. Borrowings under the facility generally bear interest at the Banks reference rate, 8.75% at September 30, 1999, while letter of credit fees are 1.5% (versus 2.0% under the prior facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2001.


MANAGEMENTS DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, Huntway or the Company refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Managements Discussion and Analysis of Results of Operations and Financial Condition included in Huntways annual report for 1998 on Form 10-K. All per share amounts are diluted.

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

Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntways other refined petroleum products) generally fluctuate with crude oil price levels. There has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices.

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

Three Months Ended September 30, 1999 Compared with the Three Months Ended September 30, 1998
	Third quarter 1999 net income was $2,070,000, or $.08 per share, versus 1998 third quarter net income of $1,764,000, or $.07 per share.

The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended
September 30, 1999 as compared to the quarter ended September 30, 1998:
						                               Material &				            Barrels
			                        Sales			  Processing			    Net	      Sold
Three Months Ended
  September 30, 1998			 $25,592,000 	$19,040,000 	$6,552,000 	1,423,000

    Effect of changes
     in price			         10,378,000 		11,344,000 			(966,000)
    Effect of changes
     in volume			         5,557,000 			4,134,000 		1,423,000 		 309,000

Three Months Ended
  September 30, 1999			 $41,527,000 	$34,518,000 	$7,009,000 	1,732,000

	The increase in unit volume of 22%, to 1,732,000 barrels in the third quarter of 1999 versus the third quarter of 1998, contributed $1,423,000 in net margin. This increase resulted from a combination of increased production at the Benicia refinery, due to the modernization and expansion project completed in the second quarter, and the timing of intermediate refinery feedstock sales. Overall sales increased 62% due to overall higher product prices and increased volumes. Asphalt prices rose between quarters by 11%, primarily due to the impact of higher crude oil prices. Intermediate refinery feedstock prices rose 79% in response to increasing crude oil prices as well as a series of refinery outages in Huntways market area. However, these increases did not recover the increased cost of material and processing and net margins were adversely impacted by $966,000.

	Overall, material and processing costs increased by 81%, or $15,478,000, for the third quarter as compared to the comparable quarter of 1998. On a per barrel basis, material and processing costs rose 49% from $13.38 to $19.93. This increase was primarily the result of higher crude oil prices, as the major producing countries have reduced production in a successful effort to raise prices.

	Overall net margins rose by 7% or $457,000 between quarters entirely attributable to the increase in unit volume which accounted for $1,423,000 offset by a decline in net margin of $966,000.

	Selling, general and administrative costs decreased by $140,000 as compared to the third quarter of 1998, primarily as a result of decreased compensation accruals.

	Net interest expense increased in the quarter by a nominal $14,000 due to higher debt levels.
Nine Months Ended September 30, 1999 Compared with the Nine Months Ended September 30, 1998

	Net income for the first nine months of 1999 was $2,757,000, or $.12 per share, versus $2,182,000 or $.11 per share for the first nine months of 1998.

	During the second quarter of 1999, the Benicia refinery was shut down for a period of 40 days during late April and May in order to install a number of process plant and tankage improvements intended to expand and modernize its production, storage and shipment capabilities. The improvements increased the refinerys production capacity by approximately
25% and have improved the quality of the plants asphalt and light-end products through increased fractionation. The project also added 74,000 barrels of additional product storage. The improvements are also beneficial to the environment, as air emissions have been reduced by more than 15 percent despite the increased production levels. Overall, the Company invested approximately $5,800,000 in this project, which was substantially completed and placed in service in June, 1999.
Despite the aforementioned production shutdown, sales and production volume increased by 10% and 7% respectively for the first nine months of 1999 as compared to the comparable period of 1998.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the nine month period ended September 30, 1999 as compared to the nine month period ended
September 30, 1998:
                                        Material &				        Barrels
			                             Sales			Processing			  Net	    Sold

Nine Months Ended
  September 30, 1998			   $58,422,000 	 $45,814,000$12,608,000 3,309,000

    Effect of changes
     in price			           12,745,000 		 12,906,000 		(161,000)
    Effect of changes
     in volume			           5,614,000 	   4,403,000 	1,211,000 	 318,000

Nine Months Ended
  September 30, 1999			   $76,781,000 	 $63,123,000 $13,658,000 3,627,000

	As reflected in the table, overall unit sales rose 10% between periods, increasing to 3,627,000 barrels in the first nine months of 1999 versus 3,309,000 barrels in the first nine months of 1998. Asphalt volumes increased 11% between periods as the paving season experienced an exceptionally strong start due to increased funding for road construction and repair. On the other hand, intermediate refinery feedstock volumes rose by 8% due to increased production at the Benicia refinery resulting from the modernization and expansion project completed in the second quarter and due to the timing of intermediate refinery feedstock sales. Sales increased 31% between periods to $76,781,000 from $58,422,000 as asphalt prices increased 9% primarily due to product mix as sales of modified asphalt far exceeded the prior year as a result of increasing demand for these products by state highway departments. Light intermediate feedstock prices rose between periods by 35% as a result of significantly higher third quarter crude oil costs.

	Material and processing costs rose 38%, or $17,309,000, for the first nine months of 1999 as compared to the first nine months of 1998. Of this amount, approximately 25% was the result of the increase in volume while approximately 75% resulted from higher materials costs. Crude oil costs rose 37% as compared to 1998 due to higher third quarter crude oil prices. Higher volumes of specialty modified asphalt sales, which require additional modifiers, also contributed to higher material costs.
Processing costs also rose due to the impact of the production shutdown in April and May to accommodate the expansion and modernization of the Benicia refinery and increased tankage-related repair and maintenance activities.

	Overall net margins rose by 8% or $1,050,000, entirely due to increased volume between periods as product prices, particularly asphalt, failed to keep pace with increased materials costs.

	Selling, general and administrative costs were flat, increasing by a nominal $16,000 as compared to the first nine months of 1998 primarily as a result of increased legal and professional fees, investor relations expenditures, and franchise taxes, all of which increased between periods as a result of doing business as a corporation as opposed to a partnership. Offsetting these increases was a reduction in compensation accruals.

	Net interest expense increased in the first nine months of 1999 by a nominal $8,000 due to higher debt levels, partially offset by the capitalization of interest on the Benicia expansion and modernization project.

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

Management has determined that the year 2000 issue will not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems), and believes any remediation costs are not material. Such remediation costs are charged to operations as incurred. The Companys process controls are not computerized and do not rely upon time/date sensitive control equipment. The Company believes that its accounting and billing systems, which are computerized, are year 2000 compliant based upon manufacturer and vendor certifications and internal testing. In the event that these applications prove not to be compliant, the Company believes that it has sufficient manual backup systems that could be used to prevent any material disruption of its operations.

	The Company has entered into formal communications with its significant suppliers and customers to determine the extent to which the Companys interface systems are vulnerable to those third parties failure to remediate their own Year 2000 Issue. However, the Company does not utilize any electronic data interchange directly with its customers and believes its exposure is limited to systems associated with the Federal Wire system, common carrier pipelines and utilities. While there can be no guarantee that the systems of other companies on which the Company relies will be timely converted and would not have an adverse effect on its operations, management does not currently anticipate significant problems with these systems. However, should the Company be denied access to crude supplies, natural gas or other vital materials and services due to the failure of its suppliers delivery systems resulting from year 2000 compliance problems, it could be forced to either curtail operations or shut down until such materials can again be delivered. Additionally, should its customers be unable to make payments for their purchases, the Company could be faced with a liquidity shortfall.

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

In the first nine months of 1999, operating activities provided
$7,454,000 in cash. The periods net income of $2,757,000 along with depreciation and amortization of $1,980,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $1,250,000 provided $6,265,000 in cash. Additionally, an increase in accounts payable, due to significantly higher crude oil prices, provided $11,068,000 in cash while increased accrued liabilities provided $825,000 in cash. Offsetting these sources of cash were seasonal increases in accounts receivable and inventories of $7,938,000 and $1,552,000 respectively. Additionally, prepaid expenses consumed $1,214,000 in cash, primarily for turnaround costs associated with the Benicia and Wilmington refineries as well as the renewal of insurance coverage.

In comparison, in the first nine months of 1998, operating activities provided $2,277,000 in cash. The periods net income of $2,182,000 along with depreciation and amortization of $2,015,000, the payment of interest by the issuance of notes of $248,000 and the provision for deferred income taxes of $790,000 provided $5,235,000 in cash. Seasonal increases in inventories and accounts receivable of $4,569,000 were financed with cash. Accrued liabilities provided cash of $1,632,000 because of incentive accruals and interest accrued under convertible debt agreements payable June 30 and December 31. Accounts payable and prepaid expenses were virtually unchanged and consumed $21,000 in cash as lower crude prices and higher purchased volumes in September of 1998 offset higher crude prices and lower purchased volumes in December of 1997.

During the first nine months of 1999, investing activities consumed $6,774,000 in cash. Additions to property, primarily for the expansion and modernization of the Benicia refinery, required cash of $5,894,000, while additions to other assets, primarily loan costs associated with the new term debt and letter of credit facilities, used $880,000 in cash. Investing activities consumed $2,588,000 in cash during the first nine months of 1998 primarily relating to the construction of a new wastewater treatment facility in the Wilmington refinery and various storage related improvements in the Benicia refinery.

Financing activities consumed $226,000 in the first nine months of 1999 as a result of monthly principal payments on long-term debt offset by the exercise of employee stock options, which provided $116,000 during the period. In contrast, financing activities consumed $808,000 in the first nine months of 1998 for repayment of long-term debt partially offset by proceeds from the sale of common stock.
On October 29, 1999 the Company terminated its then existing
$17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. (The Bank). The new facility is collateralized by the Companys current assets and is subject to a borrowing base limitation. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit for the purchase of crude oil. Borrowings under the facility generally bear interest at the Banks reference rate, 8.75% at September 30, 1999, while letter of credit fees are 1.5% (versus 2.0% under the prior facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2001.
The Company believes that its new credit facility is sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that this facility will be adequate in the future. If crude oil prices increased beyond the level of the Companys ability to extend letters of credit, it may be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.
At September 30, 1999 the cash position of the Company was $11,364,000, an increase of $3,077,000 from the balance at September 30, 1998 of $8,287,000. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntways liquidity obligations for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously noted, the Companys profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Companys earnings, financial position and cash flows. Approximately half of Huntways production consists of light products and half of asphalt. The prices of Huntways light products have historically followed changes in crude oil prices over 12- to 18-month time periods despite high short-term volatility.
Management believes that approximately 15% of Huntways asphalt unit sales volume will be covered by contractual escalation and de-escalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. The Company does not enter into such arrangements for trading or other speculative purposes.

To a lesser extent, the Company is also exposed to risks associated with interest rate fluctuations. However, because the Company invests only in short-term investment grade securities and has only fixed rate debt, such risks to its cash flows are not material.



PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

	The Company is party to a number of lawsuits and other proceedings arising in the ordinary course of its business. While the results of such lawsuits and proceedings cannot be predicted with certainty, management does not expect that the ultimate liability, if any, will have a material adverse effect on the consolidated financial position, results of operations or the cash flows of the Company.

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		On September 10, 1999 the Company announced that it fails to meet all of the newly effective New York Stock Exchange (NYSE) continued listing criteria. These criteria include, among other things, a $50,000,000 floor on market capitalization and shareholders equity. While the Company currently does not meet these two criteria it has submitted to the Listings and Compliance Committee of the NYSE a plan for becoming compliant by February, 2001. On October 11, 1999 the Company was notified that its plan had been accepted subject to quarterly monitoring of the plans goals and initiatives.

		While the Company cannot guarantee that it will meet the new continued listing requirements of the NYSE it does believe that adequate alternative venues are available to provide a liquid market for the sale and purchase of its publicly traded securities.

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

4.1	Business Loan Agreement (Receivables and Inventory) dated as of October 29, 1999 between Bank of America, N.A. and Huntway
Refining Company

4.2 Second Refinancing and Amendatory Agreement dated as of October 29, 1999 among Huntway Refining Company, a Delaware corporation (the Company), Sunbelt Refining Company, L.P. (Sunbelt), Bankers Trust Company (BT), Boeing Capital Corporation (Boeing Capital), Lighthouse Investors, L.L.C., a Delaware limited liability company (Lighthouse), B III Capital Partners, L.P., a Delaware limited partnership (B III), Contrarian Capital Fund, I, L.P., a Delaware limited partnership (Contrarian I), Contrarian Capital Fund II, L.P., a Delaware limited partnership (Contrarian II), Mellon Bank, N.A., as trustee for First Plaza Group Trust (Mellon), Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature hereon (Contrarian), and The IBM Retirement Plan Trust (IBM; Lighthouse, B III, Contrarian I, Contrarian II, Mellon, Contrarian and IBM being sometimes referred to as the Senior Subordinated Lenders), Madison Dearborn Partners III and First Chicago Equity Corporation (the Junior Lenders), United States Trust Company of New York, as Collateral Agent under the Existing Intercreditor Agreement referred to below (the Collateral Agent), State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture referred to below (the Senior Subordinated Trustee), and Bank of America, N.A. (B of A).


20.1  Press Release re:  Huntway Refining Company Announces
Retirement of Chief Executive Officer

		(b) Reports on Form 8-K

			None


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 1999.


										HUNTWAY REFINING COMPANY
          (Registrant)




       			By:
							   Warren J. Nelson
						    Executive Vice President
						    and Chief Financial Officer
						    (Principal Accounting Officer)







Business Loan Agreement

(Receivables and Inventory)


This Agreement dated as of October 29, 1999, is between Bank of America, N.A.
 (the Bank) and Huntway Refining Company (the Borrower).

1. 	DEFINITIONS

In addition to the terms which are defined elsewhere in this Agreement, the following terms have the meanings indicated for the purposes of this
Agreement:

1.1	Borrowing Base means the sum of:

(a)	80% of the balance due on Acceptable Receivables;

(b)	The lesser of Ten Million Dollars ($10,000,000) or 60% of the value of Acceptable Inventory measured on a first-in, first-out
(FIFO) basis; and

(c)	the sum of the following:

(i)	100% of the amount of time deposits maintained at the
Bank, as agent for the Collateral Agent, and pledged to the Collateral Agent; plus

(ii)	90% of commercial paper rated A1/P1 maintained at the
Bank, as agent for the Collateral Agent, and pledged to the Collateral Agent; plus

(iii)	85% of commercial paper rated A2/P2 maintained at the
Bank, as agent for the Collateral Agent, and pledged to the Collateral Agent; plus

(iv)	90% of the current market value of U.S. government
obligations maintained at the Bank, as agent for the Collateral
Agent, and pledged to the Collateral Agent.

If at any time the total amount of principal outstanding under the line of credit
(including outstanding letters of credit issued hereunder) exceeds this limit, the Borrower will immediately either increase the loan value of marketable securities or other acceptable collateral pledged to the Collateral Agent, or reduce the total amount outstanding in order to comply with this limit. If any of the pledged assets are margin stock, the Borrower will provide the Bank a Form
U-1 Purpose Statement, and the Bank and the Borrower will comply with the restrictions imposed by Regulation U of the Federal Reserve, which may require a reduction in the loan value of the margin stock pledged to the Collateral Agent.

For regulatory reasons, the Bank will not accept as collateral Ineligible Securities while they are being underwritten by Banc of America Securities LLC, or for thirty days thereafter. Banc of America Securities LLC is a wholly-owned subsidiary of Bank of America Corporation, and is a registered broker-dealer which is permitted to underwrite and deal in certain Ineligible Securities. Ineligible Securities means securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. 24, Seventh), as amended. The restrictions of this paragraph shall also cover Ineligible Securities underwritten by any other present or future subsidiary of Bank of America Corporation which underwrites Ineligible Securities.

In determining the value of Acceptable Inventory to be included in the Borrowing
Base, the Bank will use the lowest of (i) the Borrowers cost, (ii) the Borrowers estimated market value, or (iii) the Banks independent determination of the resale value of such inventory in such quantities and on such terms as the
Bank reasonably deems appropriate. Unless the Bank makes its own independent determination and advises the Borrower of the result thereof, the value of Acceptable Inventory to be included in the Borrowing Base will be the value calculated by the Borrower.

1.2	Acceptable Receivable means an account receivable which satisfies each of
the following requirements (a)-(m) or which satisfies the following requirement
(n):

(a)	The account has resulted from the sale of goods by the
Borrower in the ordinary course of the Borrowers business and without any further obligation on the part of the Borrower to service, repair, or maintain any such goods sold.

(b)	There are no conditions which must be satisfied before the
Borrower is entitled to receive payment of the account. Accounts arising from COD sales, consignments or guaranteed sales are not acceptable.

(c)	The debtor upon the account does not claim any defense to
payment of the account, whether well founded or otherwise.

(d)	The account is not the obligation of an account debtor who has asserted or may reasonably assert any counterclaims or offsets against the Borrower (including offsets for any contra accounts owed by the Borrower to the account debtor for goods purchased by the Borrower or for services performed for the Borrower).

(e)	The account represents a genuine obligation of the debtor for goods sold to and accepted by the debtor. To the extent any credit balances exist in favor of the debtor, such credit balances shall be deducted from the account balance.

(f)	The Borrower has sent an invoice to the debtor in the amount of the account.

(g)	The Borrower is not prohibited by the laws of the state where the account debtor is located from bringing an action in the courts of that state to enforce the debtors obligation to pay the account.
 The Borrower has taken all appropriate actions to ensure access to the courts of the state where the account debtor is located, including, where necessary, the filing of a Notice of Business Activities Report or other similar filing with the applicable state agency or the qualification by the Borrower as a foreign corporation authorized to transact business in such state.

(h)	The account is owned by the Borrower free of any title defects or any liens or interests of others except the security interest in favor of the Collateral Agent or other Permitted Liens.

(i)	The debtor upon the account is not any of the following:

(i)	an employee, affiliate, parent or subsidiary of the
Borrower, or an entity which has common officers or directors with the Borrower.

(ii)	the U. S. government or any agency or department of the
U. S. government unless the Bank agrees in writing to accept the obligation, the Borrower complies with the procedures in the Federal Assignment of Claims Act of 1940 (41 U.S.C. 15) with respect to the obligation, and the underlying contract expressly provides that neither the U.S. government nor any agency or department thereof shall have the right of set-off against the Borrower.

(iii)	any state, county, city, town or municipality; except
that states, counties, cities, towns and municipalities may be debtors upon accounts that in the aggregate do not exceed Two
Hundred Fifty Thousand Dollars ($250,000).

 (iv)	any person or entity located in a foreign country;
except that such persons and entities may be debtors upon accounts that in the aggregate are less than Five Hundred Thousand Dollars ($500,000) and are acceptable to the Bank in its sole discretion and meet all other conditions of eligibility; or upon accounts that in the aggregate are more than Five Hundred Thousand Dollars ($500,000) if (A) supported by an irrevocable letter of credit issued by a bank acceptable to the Bank, and, if requested by the Bank, the original of such letter of credit and/or any usance drafts drawn under such letter of credit and accepted by the issuing or confirming bank have been delivered to the Collateral Agent, or
(B) covered by foreign credit insurance acceptable to the Bank and the accounts are otherwise an Acceptable Receivable.

(j)	The account is not in default.  An account will be considered in default if any of the following occur:

(i)	The account is not paid within three term cycles from
its invoice date. For example, an account with Net 10 terms is not paid within 30 days; an account with Net 30 terms is not paid within 90 days, etc. However, an account with Net 3 terms is in default if not paid within 20 days. For any account with extended terms, it is ineligible if not paid within 90 days of its invoice date;

(ii)	The debtor obligated upon the account suspends business,
makes a general assignment for the benefit of creditors, or fails to pay its debts generally as they come due; or

(iii)	Any petition against the debtor is filed by or against
the debtor obligated upon the account under any bankruptcy law or any other law or laws for the relief of debtors.

(k)	The account is not the obligation of a debtor who is in
default (as defined above) on 25% or more of the accounts upon which such debtor is obligated to Borrower.

(l)	The account does not arise from the sale of goods which remain in the Borrowers possession or under the Borrowers control.

(m)	The account is not evidenced by a promissory note or chattel paper, nor is the account debtor obligated to the Borrower under any other obligation which is evidenced by a promissory note.

(n)	The account is otherwise reasonably acceptable to the Bank.

In addition to the foregoing limitations, the dollar amount of accounts included as Acceptable Receivables which are the obligations of a single debtor shall not exceed the concentration limit established for that debtor. To the extent the total of such accounts exceeds a debtors concentration limit, the amount of any such excess shall be excluded. The concentration limit for each debtor shall be equal to 10% of the total amount of the Borrowers Acceptable Receivables at that time. It is provided, however, at the Banks sole discretion, if the debtor obligated upon an account possesses and maintains an investment debt rating of BBB or better, the concentration limit applicable to such debtor may be increased to 30%.

1.3	Acceptable Inventory means inventory which satisfies each of the following
requirements (a)-(g) or which satisfies the following requirement (h):

(a)	The inventory is owned by the Borrower free of any title
defects or any liens or interests of others except the security interest in favor of the Collateral Agent or other Permitted Liens.

(b)	The inventory is located (i) at the Borrowers Wilmington,
California or Benecia, California refinery, (ii) at petroleum product terminals (tank farms) located within the State of California at locations disclosed to the Bank, in an aggregate amount not exceeding $500,000 and provided the owner(s) of such tank farms have executed a bailment agreement in form and substance acceptable to Bank, and (iii) at other locations which the Borrower has disclosed to the Bank and which are acceptable to the Bank. If the inventory is covered by a negotiable document of title (such as a warehouse receipt) that document must be delivered to the Collateral Agent.

(c)	Notwithstanding (b) above, inventory which is in transit to or from the Borrowers locations and customer locations or terminals used by customer is acceptable provided it is in an amount not exceeding One Million Dollars ($1,000,000) and provided that the Borrower maintains insurance satisfactory to the Bank on such inventory and the Borrower retains title to such inventory.

(d)	The inventory is held for sale or use in the ordinary course of the Borrowers business and is of good and merchantable quality.
 Display items, samples, and packing and shipping materials are not acceptable. Inventory which is obsolete, unsalable, damaged, defective, discontinued or slow-moving, is not acceptable.

 (e)	The inventory is not subject to any licensing agreements which would prohibit or restrict in any way the ability of the Collateral Agent to sell the inventory to third parties.

(f)	The inventory has been produced in compliance with the
requirements of the U. S. Fair Labor Standards Act (29 U.S.C. 201 et seq.).

(g)	The inventory is not placed on consignment.

(h)	The inventory is otherwise reasonably acceptable to the Bank.

1.4	Collateral Accounts Security Agreement has the meaning given such term in
the Intercreditor Agreement.

1.5	Collateral Agent has the meaning given such term in the Intercreditor
Agreement.

1.6	Credit Limit means the amount of Twenty Million and 00/100 Dollars
($20,000,000.00).

1.7	GAAP means generally accepted accounting principles as in effect from time
to time in the United States, consistently applied.

1.8	Indebtedness means:  (a) all obligations of Borrower for borrowed money,
(b) all obligations of Borrower evidenced by bonds, debentures, notes, or other similar instruments and all reimbursement or other obligations of Borrower in respect of letters of credit, bankers acceptances, the net obligations of Borrower under interest rate swaps and hedge agreements, or other financial products, (c) all obligations of Borrower under capital leases, (d) all obligations or liabilities of others secured by a Lien on any property or asset of Borrower, irrespective of whether such obligation or liability is assumed, and
(e) any obligation of Borrower guaranteeing or intended to guarantee (whether guaranteed, endorsed, co-made, discounted, or sold with recourse to Borrower) any indebtedness, lease, dividend, letter of credit, or other obligation of any other
Person.

1.9	Intercreditor Agreement means that certain Second Amended and Restated
Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among the Bank, Boeing Capital Corporation, the holders of the Convertible Notes listed on the signature pages thereof, State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture, and United States Trust Company of New
York, as Collateral Agent, as it may from time to time be amended, renewed, supplemented, restated or otherwise modified.

1.10	Lien means any interest in property, tangible or intangible, securing an obligation owed to, or a claim by, any Person other than the owner of such property, whether such interest shall be based on the common law, statute, or contract, whether such interest shall be recorded or perfected, and whether such interest shall be contingent upon the occurrence of some future event or events or the existence of some future circumstance or circumstances, including any lien or security interest arising from a mortgage, deed of trust, encumbrance, pledge, hypothecation, assignment, deposit arrangement, security agreement, adverse claim or charge, conditional sale or trust receipt, or from a lease, consignment, or bailment for security purposes and also including reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases, and other title exceptions and encumbrances affecting real property or interests therein.

1.11	Permitted Lien means (a) Liens held by Collateral Agent, (b) Liens for unpaid taxes, assessments, governmental charges or claims that either (i) are not yet due and payable or (ii) are the subject of Permitted Protests, (c) Liens set forth on Schedule 1, (d) the interests of lessors under operating leases, and purchase money Liens, on property other than inventory, of lessors, vendors or lenders under capital leases or other Indebtedness to the extent that the acquisition or lease of the underlying asset is permitted under Section 9.8 and does not exceed $2,000,000 in the aggregate, and so long as the Lien only attaches to the asset purchased or acquired and only secures the purchase price of the asset, (e) Liens arising by operation of law in favor of warehousemen, landlords, carriers, mechanics, materialmen, repairmen, laborers, or suppliers, incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, and which Liens either (i) are for sums not yet due and payable, or (ii) are the subject of Permitted Protests, (f) Liens arising from or deposits made in connection with obtaining workers compensation, unemployment insurance and other types of social security, (g) Liens or deposits to secure performance of bids, tenders, leases, statutory obligations or government contracts, incurred in the ordinary course of business of Borrower and not in connection with the borrowing of money, (h) Liens arising by reason of security for surety, performance or appeal bonds in the ordinary course of business of Borrower, (i) Liens of or resulting from any judgment or award as to which the time for the appeal or petition for rehearing of which has not yet expired, or in respect of which Borrower is in good faith prosecuting an appeal or proceeding for a review, and in respect of which a stay of execution pending such appeal or proceeding for review has been secured, (j) Liens with respect to the real property or interests therein that are exceptions to the commitments for title insurance issued in favor of Collateral Agent, (k) with respect to any real property or interests therein, easements, rights of way, zoning and similar covenants and restrictions, and similar encumbrances that customarily exist on properties of Persons engaged in similar activities and similarly situated and that in any event do not materially interfere with or materially impair the use or operation of the Borrowers assets by Borrower or materially interfere with the ordinary conduct of the business of Borrower, (l) with respect to Indebtedness permitted under Section 9.6, Liens for fees and costs related thereto payable to trustees under indentures related thereto, (m) Liens securing reimbursement obligations with respect to letters of credit which encumber only documents and other property relating to such letters of credit and the products and proceeds thereof, (n) Liens arising out of consignment or similar arrangement of the sale of goods entered into by Borrower in the ordinary course of business,
(o) leases or subleases granted to others not interfering in any material respect with the business of Borrower, (p) Liens in favor of custom and revenue authorities arising as a matter of law to secure payment of custom duties in connection with the importation of goods, and (q) Liens arising from Indebtedness incurred by Borrower in connection with any crude oil hedging agreements, interest rate swap agreements with Bank, performance bonds, letter of credit obligations owing to Bank and bank overdrafts incurred in the ordinary course of business. Notwithstanding anything to the contrary contained herein, in no event shall any Lien be allowed on Personal Property Collateral if (i) the priority Lien of the Collateral Agent on the Personal Property Collateral is affected, or
(ii) the aggregate amount of all Permitted Liens on Personal Property Collateral that are junior to the Lien of the Collateral Agent thereon exceeds $250,000.

1.12	Permitted Protest means the right of Borrower to protest any Lien other than any such Lien that secures the Borrowers obligations to Bank hereunder, tax
(other than payroll taxes or taxes that are the subject of a United States federal tax lien), or rental payment, provided that (a) to the extent required by GAAP, a reserve with respect to such obligation is established on the books of Borrower in an amount that is reasonably satisfactory to Bank, (b) any such protest is instituted and diligently prosecuted by Borrower in good faith, and
(c) Bank is reasonably satisfied that, while any such protest is pending, there will be no impairment of the enforceability, validity, or priority of any of the
Liens of Collateral Agent in and to the Personal Property Collateral.

1.13	Person means and includes governments and agencies and political subdivisions thereof, natural persons, corporations, limited liability companies, limited partnerships, general partnerships, limited liability partnerships, joint ventures, trusts, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities.

1.14	Personal Property Collateral means the Boeing Capital Second Priority
Collateral, as defined in the Intercreditor Agreement.

1.15	Second Refinancing and Amendatory Agreement means that certain Second
Refinancing and Amendatory Agreement, dated the date hereof, among Borrower, Bank, Collateral Agent, and certain other parties.

1.16	Sunbelt means Sunbelt Refining Company, L.P., a Delaware limited partnership, the sole general partner of which is Borrower.

2. 	LINE OF CREDIT AMOUNT AND TERMS

2.1	Line of Credit Amount.

(a)	During the availability period described below, the Bank will provide a line of credit to the Borrower. The amount of the line of credit (the Commitment) is equal to the lesser of (i) the Credit
Limit or (ii) the Borrowing Base.

(b)	This is a revolving line of credit providing for cash advances and letters of credit. During the availability period, the Borrower may repay principal amounts, without penalty or premium except as provided in Section 3.2(e) hereof, and reborrow them.

(c)	The aggregate principal balance of cash advances outstanding at any one time may not exceed Ten Million and 00/100 Dollars
($10,000,000.00).

 (d)	The Borrower agrees not to permit the outstanding principal
balance of advances under the line of credit plus the outstanding amounts of any letters of credit, including amounts drawn on letters of credit and not yet reimbursed, to exceed the Commitment. If the Borrower exceeds this limit, the Borrower will immediately pay the excess to the Bank upon the Banks demand. The Bank may apply payments received from the Borrower under this Paragraph to the obligations of the Borrower to the Bank in the order and the manner as the Bank, in its discretion, may determine.

(e)	In determining the net amount available to the Borrower under the line of credit, the Bank will reserve under the Borrowing Base an amount equal to the lesser of the face amount of any outstanding standby letter of credit or the actual amount of the underlying account payable to the beneficiary of the letter of credit.

(f)	At its option and upon three (3) days prior written notice to
Bank, the Borrower may terminate the Commitment or permanently reduce the Commitment by an aggregate minimum amount of $1,000,000 or any multiple thereof, provided that no such reduction or termination shall be permitted if, after giving effect thereto and to any prepayment of the advances outstanding on the effective date thereof, the remaining outstanding advances plus the outstanding amount of any letters of credit would exceed the maximum amount of the Commitment then in effect.

2.2	Availability Period.  The line of credit is available between the date of
this Agreement and June 1, 2001 (the Expiration Date) unless an event of default has occurred and is continuing.

2.3	Conditions to Availability of Credit.  In addition to the items required to be delivered to the Bank under the paragraph entitled Financial Information in the Covenants section of this Agreement, the Borrower will promptly deliver the following to the Bank at such times as may be requested by the Bank:

(a)	a borrowing certificate, in form and detail satisfactory to
the Bank, setting forth the Acceptable Receivables and the Acceptable Inventory on which the requested extension of credit is to be based.

(b)	copies of the invoices or the record of invoices from the
Borrowers sales journal for such Acceptable Receivables and a listing of the names and addresses of the debtors obligated thereunder.

(c)	copies of the delivery receipts, purchase orders, shipping
instructions, bills of lading and other documentation pertaining to such Acceptable Receivables.

(d)	copies of the cash receipts journal pertaining to the
borrowing certificate.

2.4	Interest Rate.

(a)	Unless the Borrower elects the optional interest rate as
described below, the interest rate is the Banks Reference Rate.

(b)	The Reference Rate is the rate of interest publicly announced from time to time by the Bank in San Francisco, California, as its Reference Rate. The Reference Rate is set by the Bank based on various factors, including the Banks costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans. The Bank may price loans to its customers at, above, or below the Reference Rate. Any change in the Reference Rate shall take effect at the opening of business on the day specified in the public announcement of a change in the Reference Rate.

2.5	Repayment Terms.

(a)	The Borrower will pay interest on November 10, 1999, and then monthly thereafter on the tenth day of each month until payment in full of any principal outstanding under this line of credit.

(b)	The Borrower will repay in full all principal and any unpaid interest or other charges outstanding under this line of credit no later than the Expiration Date. Any amount bearing interest at the optional interest rate (as described below) may be repaid at the end of the applicable interest period, which shall be no later than ninety-two (92) days after the Expiration Date.

2.6	Optional Interest Rate.  Instead of the interest rate based on the
Reference Rate, the Borrower may elect the optional interest rate listed below during interest periods agreed to by the Bank and the Borrower. The optional interest rate shall be subject to the terms and conditions described later in this Agreement. Any principal amount bearing interest at the optional rate under this Agreement is referred to as a Portion. The following optional interest rate is available:

(a)	the IBOR Rate plus 1.75 percentage points.

2.7	Letters of Credit.

(a)	This line of credit may be used for financing:

(i)	commercial letters of credit with a maximum maturity of
6 months but not to extend more than 6 months beyond the Expiration Date. Each commercial letter of credit will require drafts payable at sight.

(ii)	standby letters of credit, for the purchase of or the
hedging of the price of crude oil, with a maximum maturity of one year but not to extend more than 6 months beyond the Expiration Date. The amount of standby letters of credit outstanding at any one time (including amounts drawn on letters of credit and not yet reimbursed) used for the purpose of hedging crude oil purchases may not exceed Two Million and 00/100 Dollars ($2,000,000.00) and may not have a maturity beyond November 1, 2001.

(b)	The Borrower agrees:

(i)	any sum drawn under a letter of credit may, at the
option of the Bank, be added to the principal amount outstanding under this Agreement. The amount will bear interest and be due as described elsewhere in this Agreement.

(ii)	if there is an event of  default under this Agreement,
to immediately cash collateralize with the Collateral Agent any outstanding letters of credit.

(iii)	the issuance of any letter of credit and any amendment
to a letter of credit is subject to the Banks written approval and must be in form and content satisfactory to the Bank and in favor of a beneficiary acceptable to the Bank.

(iv)	to sign the Banks form Application and Agreement for
Commercial Letter of Credit or Application and Agreement for Standby Letter of Credit (which, notwithstanding the terms thereof, shall be subject to the terms of this Agreement, the Collateral Accounts
Security Agreement and the Intercreditor Agreement).

(v)	to pay any standard issuance and/or other standard fees
that the Bank notifies the Borrower will be charged for issuing and processing letters of credit for the Borrower.

(vi)	to allow the Bank to automatically charge its checking
account for applicable fees, discounts, and other charges.

(vii)	to pay the Bank a non-refundable fee equal to 1.5% per
annum of the outstanding undrawn amount of each standby letter of credit, payable monthly in arrears, calculated on the average, actual standby letters of credit outstanding for the month.

3. 	OPTIONAL INTEREST RATE

3.1	Optional Rate.  The optional interest rate is a rate per year.  Interest will be paid on the last day of each interest period, and on the last day of each calendar month during the interest period. At the end of any interest period, the interest rate will revert to the rate based on the Reference Rate, unless the
Borrower has designated the optional interest rate for the Portion.  No
Portion
will be converted to a different interest rate during the applicable interest period. Upon the occurrence of an event of default under this Agreement, the Bank may terminate the availability of the optional interest rate for interest periods commencing after the event of default occurs.

3.2	IBOR Rate.  The election of the IBOR Rate shall be subject to the following
terms and requirements:

 (a)	The interest period during which the IBOR Rate will be in
effect will be no shorter than 30 days and no longer than 92 days.
 The last day of the interest period will be determined by the Bank using the practices of the offshore dollar inter-bank market.

(b)	Each IBOR Rate Portion will be for an amount not less than
Five Hundred Thousand Dollars ($500,000).

(c)	The Borrower may not elect an IBOR Rate with respect to any
principal amount which is scheduled to be repaid before the last day of the applicable interest period.

(d)	The IBOR Rate means the interest rate determined by the
following formula, rounded upward to the nearest 1/100 of one percent. (All amounts in the calculation will be determined by the Bank as of the first day of the interest period.)

                        IBOR Rate =              IBOR Base Rate
                                                  (1.00 - Reserve Percentage)
Where,

(i)	IBOR Base Rate means the interest rate at which the
Banks Grand Cayman Branch, Grand Cayman, British West Indies, would offer U.S. dollar deposits for the applicable interest period to other major banks in the offshore dollar inter-bank market.

(ii)	Reserve Percentage means the total of the maximum
reserve percentages for determining the reserves to be maintained by member banks of the Federal Reserve System for Eurocurrency Liabilities, as defined in Federal Reserve Board Regulation D, rounded upward to the nearest 1/100 of one percent. The percentage will be expressed as a decimal, and will include, but not be limited to, marginal, emergency, supplemental, special, and other reserve percentages.

(e)	Each prepayment of an IBOR Rate Portion, whether voluntary, by reason of acceleration or otherwise, will be accompanied by the amount of accrued interest on the amount prepaid, and a prepayment fee as described below. A prepayment is a payment of an amount on a date earlier than the scheduled payment date for such amount as required by this Agreement. The prepayment fee shall be equal to the amount (if any) by which:

(i)	the additional interest which would have been payable
during the interest period on the amount prepaid had it not been prepaid, exceeds

(ii)	the interest which would have been recoverable by the
Bank by placing the amount prepaid on deposit in the domestic certificate of deposit market, the Eurodollar deposit market, or other appropriate money market selected by the Bank for a period starting on the date on which it was prepaid and ending on the last day of the interest period for such Portion (or the scheduled payment date for the amount prepaid, if earlier).

(f)	The Bank will have no obligation to accept an election for an
IBOR Rate Portion if any of the following described events has occurred and is continuing:

(i)	Dollar deposits in the principal amount, and for periods
equal to the interest period, of an IBOR Rate Portion are not available in the offshore dollar inter-bank market; or

(ii)	the IBOR Rate does not accurately reflect the cost of an
IBOR Rate Portion.

4. 	FEES AND EXPENSES

4.1	Fees.

 (a)	Unused commitment fee.  The Borrower agrees to pay a fee on
any difference between the Commitment and the amount of credit it actually uses, determined by the weighted average credit outstanding during the specified period. The fee will be calculated at 0.25% per year. The calculation of credit outstanding shall include the undrawn amount of letters of credit. This fee is due on November 10, 1999, and on the tenth day of each following quarter until the expiration of the availability period.

(b)	Waiver Fee.  If the Bank, at its discretion, agrees to waive or amend any terms of this Agreement, the Borrower will, at the Banks option, pay the Bank a fee for each waiver or amendment in an amount advised by the Bank at the time the Borrower requests the waiver or amendment. Nothing in this paragraph shall imply that the Bank is obligated to agree to any waiver or amendment requested by the Borrower. The Bank may impose additional requirements as a condition to any waiver or amendment.

4.2	Expenses.  The Borrower agrees to immediately repay the Bank for expenses
arising in connection with this Agreement that include, but are not limited to, search fees, appraisal fees and documentation fees.

4.3	Reimbursement Costs.

(a)	The Borrower agrees to reimburse the Bank for any expenses it incurs in the preparation of this Agreement and any agreement or instrument required by this Agreement. Expenses include, but are not limited to, reasonable attorneys fees, including any allocated costs of the Banks in-house counsel.

(b)	The Borrower agrees to reimburse the Bank for the cost of any and all appraisals of the Personal Property Collateral securing this Agreement, at such intervals as the Bank may reasonably require.
The appraisals may be performed by employees of the Bank or by independent appraisers.

5. 	COLLATERAL

5.1	Confirmation of Grant of Lien and Security Interest.  The Borrower
hereby
acknowledges and confirms that it has granted to United States Trust Company of
New York, as Collateral Agent, for the benefit of Bank and others, a continuing lien upon and security interest in certain property (but not real property) of the Borrower which secures prompt repayment of certain indebtedness of the Borrower all as provided in the Intercreditor Agreement, the Collateral Documents
(as defined in the Intercreditor Agreement) and the Second Refinancing and Amendatory Agreement.

5.2	Personal Property Collateral.  The Borrower agrees that all obligations of
the Borrower to the Bank under this Agreement shall be secured by and entitled to the benefits of all Personal Property Collateral pledged to the Collateral Agent pursuant to the Collateral Documents, as defined in the Intercreditor Agreement.

6. 	DISBURSEMENTS, PAYMENTS AND COSTS

6.1	Requests for Credit.  Each request for an extension of credit will be made
in writing in a manner acceptable to the Bank, or by another means acceptable to the Bank.

6.2	Disbursements and Payments.  Each disbursement by the Bank and each payment
by the Borrower will be:

(a)	made at the Banks branch (or other location) selected by the
Bank from time to time;

(b)	made for the account of the Banks branch selected by the Bank from time to time;

(c)	made in immediately available funds;

(d)	evidenced by records kept by the Bank.  In addition, the Bank may, at its discretion, require the Borrower to sign one or more promissory notes.

6.3	Telephone and Telefax Authorization.

 (a)	The Bank may honor telephone or telefax instructions for
advances or repayments or for the designation of the optional interest rate and telefax requests for the issuance of letters of credit given by any one of the individuals authorized to sign loan agreements on behalf of the Borrower, or any other individual designated to Bank in writing by any one of such authorized signers.

(b)	Advances will be deposited in and repayments will be withdrawn from the Borrowers account number 14654-01807, or such other of the Borrowers accounts with the Bank as designated in writing by the Borrower.

(c)	The Borrower indemnifies and excuses the Bank (including its officers, employees, and agents) from all liability, loss, and costs in connection with any act resulting from telephone or telefax instructions the Bank reasonably believes are made by any individual authorized by the Borrower to give such instructions. This indemnity and excuse will survive this Agreements termination.

6.4	Direct Debit (Pre-Billing).

(a)	The Borrower agrees that the Bank will debit the Borrowers
deposit account number 14654-01807, or such other of the Borrowers accounts with the Bank as designated in writing by the Borrower (the Designated Account) on the date each payment of interest and any fees from the Borrower becomes due (the Due Date). If the Due Date is not a banking day, the Designated Account will be debited on the next banking day.


(b)	Approximately 10 days prior to each Due Date, the Bank will
mail to the Borrower a statement of the amounts that will be due on that Due Date (the Billed Amount). The calculation will be made on the assumption that no new extensions of credit or payments will be made between the date of the billing statement and the Due Date, and that there will be no changes in the applicable interest rate.

(c)	The Bank will debit the Designated Account for the Billed
Amount, regardless of the actual amount due on that date (the Accrued Amount). If the Billed Amount debited to the Designated Account differs from the Accrued Amount, the discrepancy will be treated as follows:

(i)	If the Billed Amount is less than the Accrued Amount,
the Billed Amount for the following Due Date will be increased by the amount of the discrepancy. The Borrower will not be in default by reason of any such discrepancy.

(ii)	If the Billed Amount is more than the Accrued Amount,
the Billed Amount for the following Due Date will be decreased by the amount of the discrepancy.

Regardless of any such discrepancy, interest will continue to accrue based on the actual amount of principal outstanding without compounding. The Bank will not pay the Borrower interest on any overpayment.

(d)	The Borrower will maintain sufficient funds in the Designated
Account to cover each debit. If there are insufficient funds in the Designated Account on the date the Bank enters any debit authorized by this Agreement, the debit will be reversed.

6.5	Banking Days.  Unless otherwise provided in this Agreement, a banking day
is a day other than a Saturday or a Sunday on which the Bank is open for business in California. For amounts bearing interest at an offshore rate (if any), a banking day is a day other than a Saturday or a Sunday on which the Bank is open for business in California and dealing in offshore dollars. All payments and disbursements which would be due on a day which is not a banking day will be due on the next banking day. All payments received on a day which is not a banking day will be applied to the credit on the next banking day.

6.6	Taxes.  If any payments to the Bank under this Agreement are made from outside the United States, the Borrower will not deduct any foreign taxes from any payments it makes to the Bank. If any such taxes are imposed on any payments made by the Borrower (including payments under this paragraph), the Borrower will pay the taxes and will also pay to the Bank, at the time interest is paid, any additional amount which the Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such taxes had not been imposed. The Borrower will confirm that it has paid the taxes by giving the Bank official tax receipts (or notarized copies) within 30 days after the due date.

6.7	Additional Costs.  The Borrower will pay the Bank, on demand, for the
Banks costs or losses arising from any statute or regulation, or any request or requirement of a regulatory agency, which is applicable to all national banks or a class of all national banks and which is introduced or changed after the parties sign this Agreement (in the event of costs or losses resulting from a change, only to the extent attributable to such change). The costs and losses will be allocated to the loan in a manner determined by the Bank, using any reasonable method. The costs include the following:

(a)	any reserve or deposit requirements; and

(b)	any capital requirements relating to the Banks assets and
commitments for credit.

Notwithstanding the foregoing, the costs do not include any reserve or deposit requirements to the extent recovered by the Bank through inclusion in the computation of Reserve Percentage.

6.8	Interest Calculation.  Except as otherwise stated in this Agreement, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. This results in more interest or a higher fee than if a 365-day year is used. Installments of principal which are not paid when due under this Agreement shall continue to bear interest until paid.

6.9	Default Rate.  Upon the occurrence and during the continuation of any event
of default under this Agreement, principal amounts outstanding under this Agreement will at the option of the Bank bear interest at a rate which is 2 percentage point(s) higher than the rate of interest otherwise provided under this Agreement. This will not constitute a waiver of any default.

6.10	Interest Compounding.  At the Banks sole option in each instance, to the extent permitted by law, any interest, fees or costs which are not paid when due under this Agreement shall bear interest from the due date at the Reference
Rate
plus 2 percentage points.  This may result in compounding of interest.

6.11	Overdrafts.  At the Banks sole option in each instance, the Bank may do one of the following:

(a)	The Bank may make advances under this Agreement to prevent or cover an overdraft on any account of the Borrower with the Bank.
Each such advance will accrue interest from the date of the advance or the date on which the account is overdrawn, whichever occurs first, at the interest rate described in this Agreement.

(b)	The Bank may reduce the amount of credit otherwise available under this Agreement by the amount of any overdraft on any account of the Borrower with the Bank.

This paragraph shall not be deemed to authorize the Borrower to create overdrafts on any of the Borrowers accounts with the Bank.

6.12	Payments in Kind.  If the Bank receives delivery in kind of the proceeds of collection of the Borrowers accounts receivable, such proceeds shall be credited to interest, principal, and other sums owed to the Bank under this Agreement in the order and proportion determined by the Bank in its sole discretion. All such credits will be conditioned upon collection and any returned items may, at the Banks option, be charged to the Borrower.

7. 	CONDITIONS

The Bank must receive the following items, in form and content acceptable to the
Bank, before it is required to extend any credit to the Borrower under this
Agreement:

7.1	Authorizations.  Evidence that the execution, delivery and performance by
the Borrower of this Agreement and any instrument or agreement required under this Agreement have been duly authorized.

7.2	Governing Documents.  A copy of the Borrowers certificate of incorporation.

7.3	Evidence of Priority.  Evidence that security interests in and liens on the
Personal Property Collateral in favor of the Collateral Agent are valid, enforceable, and prior to all others recorded or filed rights and interests.

7.4	Insurance.  Evidence of insurance coverage, as required in the Covenants section of this Agreement.

7.5	Other Agreements.  Signed original Second Refinancing and Amendatory
Agreement and Collateral Accounts Security Agreement duly executed by the Borrower, the Bank and the other parties thereto.

7.6	Other Items.  Any other items that the Bank reasonably requires.

8. 	REPRESENTATIONS AND WARRANTIES

When the Borrower signs this Agreement, and until the Bank is repaid in full, the
Borrower makes the following representations and warranties. Each request for an extension of credit constitutes a renewed representation:

8.1	Organization of Borrower.  The Borrower is a corporation duly formed and existing under the laws of the state where organized.

8.2	Authorization.  This Agreement, and any instrument or agreement required hereunder, are within the Borrowers powers, have been duly authorized, and do not conflict with any of its organizational papers.

8.3	Enforceable Agreement.  This Agreement is a legal, valid and binding agreement of the Borrower, enforceable against the Borrower in accordance with its terms, and any instrument or agreement required hereunder, when executed and delivered, will be similarly legal, valid, binding and enforceable.

8.4	Good Standing.  In each state in which the Borrower does business, it is properly licensed, in good standing, and, where required, in compliance with fictitious name statutes, except where the failure to be so qualified will not have a material adverse effect on the Borrower or in any way affect the ability of the Collateral Agent to exercise its rights and remedies with respect to the
Personal Property Collateral.

8.5	No Conflicts.  This Agreement does not conflict with any law, agreement, or obligation by which the Borrower is bound.

8.6	Financial Information.  All financial and other information that has been
or will be supplied to the Bank is:

(a)	sufficiently complete to give the Bank accurate knowledge of the Borrowers (and any guarantors) financial condition, including all material contingent liabilities.

(b)	in compliance with all government regulations that apply to
the Borrower.

8.7	Lawsuits.  There is no lawsuit, tax claim or other dispute pending or threatened against the Borrower which, if lost, would impair the Borrowers financial condition or ability to repay the loan, except as have been disclosed in writing to the Bank (in case of each making of this representation subsequent to the signing of this Agreement, prior to such subsequent making of this representation).

8.8	Collateral.  All Personal Property Collateral is owned by the grantor of the security interest therein or the grantor has rights in such collateral, free of any title defects or any liens or interests of others, except Permitted Liens.

8.9	Permits, Franchises.  The Borrower possesses all permits, memberships, franchises, contracts and licenses required and all trademark rights, trade name rights, patent rights and fictitious name rights necessary to enable it to conduct the business in which it is now engaged except where the failure to possess the aforesaid will not have a material adverse effect on the Borrower or in any way affect the ability of the Collateral Agent to exercise its rights and remedies with respect to the Personal Property Collateral.

8.10	Other Obligations.  The Borrower is not in default on any obligation for borrowed money, any purchase money obligation or any other material lease, commitment, contract, instrument or obligation, except as have been disclosed in writing to the Bank (in case of each making of this representation subsequent to the signing of this Agreement, prior to such subsequent making of this representation).

8.11	Income Tax Matters.  The Borrower has no knowledge of any pending assessments or adjustments of its income tax for any year, except as have been disclosed in writing to the Bank (in case of each making of this representation subsequent to the signing of this Agreement, prior to such subsequent making of this representation).

8.12	No Event of Default.  There is no event which is, or with notice or lapse
of time or both would be, an event of  default under this Agreement.

8.13	Insurance.  The Borrower has obtained, and maintained in effect, the insurance coverage required in the Covenants section of this Agreement.

8.14	Merchantable Inventory; Compliance with FLSA.  All inventory which is included in the Borrowing Base is of good and merchantable quality and free from defects, and has been produced in compliance with the requirements of the U.S. Fair Labor Standards Act (29 U.S.C. 201 et seq.).

8.15	Location of Borrower.  The Borrowers place of business (or, if the
Borrower has more than one place of business, its chief executive office) is located at the address listed under the Borrowers signature on this Agreement.

8.16	Year 2000 Compliance.  The Borrower has conducted a comprehensive review and assessment of the Borrowers systems and equipment applications and made inquiry of the Borrowers key suppliers, vendors and customers with respect to the year 2000 problem (that is, the inability of computers, as well as embedded
microchips in non-computing devices, to properly perform date-sensitive functions
with respect to certain dates prior to and after December 31, 1999). Based on that review and inquiry, the Borrower does not believe the year 2000 problem, including costs of remediation, will result in a material adverse change in the
Borrowers business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit. The Borrowers computer systems will be year 2000 compliant before the Bank is obligated to extend any credit
under this Agreement.   The Borrower has developed adequate contingency plans
to
ensure uninterrupted and unimpaired business operation in the event of a failure of its own or a third partys systems or equipment due to the year 2000 problem, including those of vendors, customers, and suppliers, as well as a general failure of or interruption in its communications and delivery infrastructure.

9. 	COVENANTS

The Borrower agrees, so long as credit is available under this Agreement and until the Bank is repaid in full:

9.1	Use of Proceeds.  To use the proceeds of the credit only for working capital and the issuance of letters of credit.

9.2	Use of Proceeds - Ineligible Securities.  Not to use any portion of the proceeds of the credit to purchase during the underwriting period, or for thirty days thereafter, Ineligible Securities underwritten by Banc of America Securities
LLC. Banc of America Securities LLC is a wholly-owned subsidiary of Bank of America Corporation, and is a registered broker-dealer which is permitted to underwrite and deal in certain Ineligible Securities. Ineligible Securities means securities which may not be underwritten or dealt in by member banks of the
Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C. 27, Seventh), as amended. The restrictions of this paragraph shall also cover
Ineligible Securities underwritten by any other present or future subsidiary of
Bank of America Corporation which underwrites Ineligible Securities.

9.3	Financial Information.  To provide the following financial information
and
statements in form and content acceptable to the Bank, and such additional information as reasonably requested by the Bank from time to time:

 (a)	Within 90 days of the Borrowers fiscal year end, the
Borrowers annual financial statements. These financial statements must be audited by Deloitte & Touche, LLC, or other Certified Public Accountant acceptable to the Bank.

(b)	Within 45 days of the periods end, the Borrowers monthly
financial statements. These financial statements may be Borrower prepared.

(c)	The Borrowers annual income statement forecast by December
31st of each year.

(d)	A borrowing certificate setting forth the amount of Acceptable
Receivables and Acceptable Inventory as of (I) the 10th day of each month, (ii) the 20th day of each month and (iii) as of the last day of each month, within 7 days after each period and, upon the Banks request, copies of the invoices or the record of invoices from the Borrowers sales journal for such Acceptable Receivables, copies of the delivery receipts, purchase orders, shipping instructions, bills of lading and other documentation pertaining to such Acceptable Receivables, and copies of the cash receipts journal pertaining to the borrowing certificate. In the borrowing certificate Borrower shall represent and warrant that all Acceptable Receivables are net of any credits due as a result of price adjustments or de-escalation as it relates to indexing programs. The borrowing certificate shall include the total amount of outstanding standby letters of credit and the total amount of accounts payable due to the beneficiaries of the outstanding standby letters of credit. It is provided, however, that if the outstanding principal balance of advances under the line of credit plus the outstanding amounts of any letters of credit, including amounts drawn on letters of credit and not yet reimbursed, is less than 50% of the total Borrowing
Base, then the borrowing certificate is required only at the end of the month.

(e)	A detailed aging by invoice and a summary aging by account
debtor of the Borrowers receivables within 15 days after the end of each month.

(f)	A listing by vendor of open accounts payable within 15 days
after the end of each month.

(g)	Copies of reports of accounts receivable collections delivered to the Collateral Agent pursuant to the Collateral Accounts Security
Agreement.

(h)	An inventory listing within 15 days after the end of each
month from the Borrower and from the owner of any tank farm where inventory of the Borrower is located, the listing must include a description of the inventory, its location and cost, and such other information as the Bank may require.

(i)	A listing of the names and addresses of all debtors obligated upon the Borrowers accounts receivable within 15 days after the end of each semi-annual period.

(j)	Copies of all letters of credit issued in support of the
Borrowers accounts receivable.

(k)	Promptly upon the Banks request, such other books, records,
statements, lists of property and accounts, budgets, forecasts or reports as to the Borrower and as to each guarantor of the Borrowers obligations to the Bank as the Bank may request and the providing of which by the Borrower would not violate any law.

9.4	Fixed Charge Coverage Ratio.  To maintain a fixed charge coverage ratio of
at least 1.5:1. Fixed charge coverage ratio is defined as the sum of earnings before interest, taxes, depreciation and amortization divided by the sum of cash interest expense and the current portion of long-term liabilities. This ratio will be calculated at the end of each fiscal quarter, using the results of that quarter and each of the 3 immediately preceding quarters. The current portion of long term liabilities will be measured as of the last day of the calculation period.

9.5	Profitability.  To maintain a positive net income before taxes and extraordinary items, excluding non-cash write-offs of fixed assets, for each annual accounting period.

9.6	Other Debts. Not to create, incur, assume, or guarantee, directly or indirectly, any Indebtedness, except:

(a)	Indebtedness evidenced by or arising under this Agreement;

 (b)	Indebtedness set forth on Schedule 2 attached hereto;

(c)	Indebtedness secured by Permitted Liens;

(d)	Refinancings, renewals, extensions or amendments of
Indebtedness permitted under clauses (b) and (c) of this Section (and continuance or renewal of any Permitted Liens associated therewith) so long as: (i) the terms and conditions of such refinancings, renewals, extensions or amendments do not materially reduce the prospects of repayments of the obligations under this Agreement by the Borrower, (ii) the net cash proceeds of such refinancings, renewals, extensions or amendments do not result in an increase in the aggregate principal amount of the Indebtedness so refinanced, renewed, extended or amended, (iii) such refinancings, renewals, refundings, extensions or amendments do not result in a shortening of the average weighted maturity of the Indebtedness so refinanced, renewed, extended or amended, and (iv) to the extent that Indebtedness that is refinanced was subordinated in right of payment to the obligations of Borrower to the Bank hereunder, then the subordination terms and conditions of the refinancing Indebtedness must be at least as favorable to Bank as those applicable to the refinanced Indebtedness;

(e)	Indebtedness incurred by Borrower in connection with any crude oil hedging agreements, interest rate swap agreements with Bank, performance bonds, and letter of credit obligations owing to Bank;

(f)	Indebtedness incurred by Borrower arising from agreements
providing for indemnification, adjustment of purchase price or similar obligations (including guarantees of performance bonds and letters of credit) incurred in connection with the disposition of assets ( other than inventory, except as related to contracts with state highway or local transportation agencies where the purchase price adjustment is based on a billing error, and as otherwise permitted hereunder) but other than the guarantee of any indebtedness of any purchaser of such assets, in a principal amount not to exceed 25% of the gross proceeds actually received by Borrower in connection with such disposition.

9.7	Other Liens.  Not to create, incur, assume or permit to exist, directly
or
indirectly, any Lien on or with respect to any of its assets or property, of any kind, whether now owned or hereafter acquired, or any income or profits therefrom, except for:

(a)	Permitted Liens (including Liens that are replacements of
Permitted Liens to the extent that the original Indebtedness is refinanced under Section 9.6 (d) and so long as the replacement Liens only encumber those assets or property that secured the original Indebtedness);

(b)	Liens arising in connection with the defeasance of any
existing Indebtedness the payment of which is not prohibited by this Agreement; and

(c)	Liens on the assets of a Person acquired by Borrower and
incurred prior to and not in contemplation of such acquisition.

9.8	Capital Expenditures.  Capital expenditures to acquire fixed assets shall
not exceed Eight Million Five Hundred Thousand Dollars ($8,500,000) in fiscal year 1999, Four Million Dollars ($4,000,000) plus any unused part of the 1999 amount in fiscal year 2000 and Three Million Dollars ($3,000,000) in fiscal year
2001, in each case exclusive of insurance proceeds.

9.9	Dividends.  Not to declare or pay any dividends on any of its shares except
dividends payable in capital stock of the Borrower, and not to purchase, redeem or otherwise acquire for value any of its shares, or create any sinking fund in relation thereto.

9.10	Loans and Investments.  Not to make, acquire, or incur, either directly
or
indirectly, any liabilities (including contingent obligations) for or in connection with (a) the acquisition of the securities (whether debt or equity) of, or other interests in, a Person, (b) loans, advances, capital contributions, or transfers of property to a Person, except for loans and advances to and investments in Sunbelt (while Borrower is the sole general partner of Sunbelt) incurred in the ordinary course of business in connection with franchise fees, taxes, maintenance, utilities and like obligations of Sunbelt not to exceed $400,000 in any fiscal year, or (c) the acquisition of all or substantially all of the properties or assets of a Person, except for (i) cash, cash equivalents and accounts receivable arising from Borrowers normal course of business,
(ii)
the acquisition for value of options from employees or former employees of the Borrower to purchase up to 400,000 shares of common stock of Borrower in the aggregate (as adjusted for splits, combinations and dividends paid in stock after the date of this Agreement) pursuant to arrangements approved by the Board of Directors of Borrower so long as no Event of Default exists immediately prior to or would be caused by any such acquisition, and subject to the existence of at least $2,000,000 in excess Borrowing Base availability after giving effect to such acquisition in calculating the availability for a period of at least 30 consecutive days prior to such acquisition as evidenced by the most recent Borrowing Base Certificates, (iii) any such investment received as consideration for the disposition of assets otherwise permitted hereunder; (iv) consideration received in the good faith settlement of any bankruptcy claim, (v)
Indebtedness
incurred by or to Borrower in connection with any crude oil hedging agreements, interest rate swap agreements with Bank, performance bonds, and letter of credit obligations owing to Bank, (vi) prepaid expenses and loans or advances to employees not exceeding $50,000 in the aggregate and similar items in the ordinary course of business (vii) endorsements of negotiable instruments and other similar negotiable documents, and (viii) Indebtedness owing by Borrower or any subsidiary in connection with the provision of any managerial or administrative services rendered in the ordinary course of business.

For the purposes of this Section 9.10, cash equivalents means, as at any date of determination, (i) marketable securities issued or directly and unconditionally guaranteed by the United States government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within 270 days from such date; (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within 270 days from such date and, at the time of acquisition thereof, having the highest rating obtainable from either Standard & Poors Corporation or Moodys Investors Service, Inc.; (iii) commercial paper maturing no more than 270 days from such date and, at the time of acquisition thereof, having either of the two (2) highest ratings obtainable from either Standard & Poors Corporation or Moodys Investors Service, Inc.; and (iv) certificates of deposit (whether or not
Eurodollar in nature), bankers acceptances, repurchase agreements, reverse repurchase agreements, Eurodollar time deposits maturing within one year or similar investments maturing within 12 months from the date of acquisition thereof issued by the Bank prior to the occurrence of a Sharing Event (as defined in the Intercreditor Agreement) and issued by the Collateral Agent after the occurrence of a Sharing Event.

9.11	Notices to Bank.  To promptly notify the Bank in writing of:

(a)	any lawsuit over Two Hundred Fifty Thousand Dollars ($250,000)
against the Borrower (or any guarantor).

(b)	any substantial dispute between the Borrower (or any
guarantor) and any government authority.

(c)	any failure to comply with this Agreement.

(d)	any material adverse change in the Borrowers (or any
guarantors) business condition (financial or otherwise), operations, properties or prospects, or ability to repay the credit.

(e)	any change in the Borrowers name, legal structure, place of
business, or chief executive office if the Borrower has more than one place of business.

9.12	Books and Records.  To maintain adequate books and records.

9.13	Audits.  To allow the Bank and its agents to inspect the Borrowers properties (including taking and removing samples for environmental testing) and examine, audit, and make copies of the Borrowers books and records at any reasonable time. If any of the Borrowers properties, books or records are in the possession of a third party, the Borrower authorizes that third party to permit the Bank or its agents to have access to perform inspections or audits and to respond to the Banks requests for information concerning such properties, books and records; provided that nothing in this sentence authorizes any third party to permit the Bank or its agents to have access to, or respond to the Banks requests for information concerning, any of the Borrowers properties, books or records if such access or response would constitute a waiver of any attorney-client privilege of the Borrower. The Bank has no duty to inspect the
Borrowers properties or to examine, audit, or copy books and records and the Bank shall not incur any obligation or liability to the Borrower by reason of not making any such inspection or inquiry. In the event that the Bank inspects the
Borrowers properties or examines, audits, or copies books and records, the Bank will be acting solely for the purposes of protecting the Collateral Agents security that benefits the Bank and preserving the Banks rights under this Agreement. Neither the Borrower nor any other party is entitled to rely on any inspection or other inquiry by the Bank. The Bank owes no duty of care to protect the Borrower or any other party against, or to inform the Borrower or any other party of, any adverse condition that may be observed as affecting the Borrowers properties or premises, or the Borrowers business. In the event that the Bank has a duty or obligation under applicable laws, regulations or legal requirements to disclose any report or findings made as a result of, or in connection with, any site visit, observation or testing by the Bank, the Bank may make such a disclosure to the Borrower or any other party.

9.14	Compliance with Laws.  To comply in all material respects with the laws
(including any fictitious name statute), regulations, and orders of any government body with authority over the Borrowers business.

9.15	Preservation of Rights.  To maintain and preserve all material rights, privileges, and franchises the Borrower now has.

9.16	Maintenance of Properties.  To make any repairs, renewals, or replacements
to keep the Borrowers properties in good working condition without material exception.

9.17	Cooperation.  To take any action reasonably requested by the Bank to carry
out the intent of this Agreement.

9.18	Insurance.

(a)	Insurance Covering Collateral.  To maintain all risk property damage insurance policies covering the tangible property comprising the collateral. Each insurance policy must be in an amount acceptable to the Bank. The insurance must be issued by an insurance company acceptable to the Bank and must include a lenders loss payable endorsement in favor of the Collateral Agent.

(b)	General Business Insurance.  To maintain insurance satisfactory to the
Bank
as to amount, nature and carrier covering property damage (including loss of use and occupancy) to any of the Borrowers properties, public liability insurance including coverage for contractual liability, product liability and workers compensation, and any other insurance which is usual for the Borrowers business.

(c)	Evidence of Insurance.  Upon the request of the Bank, to deliver to the
Bank a copy of each insurance policy, or, if permitted by the Bank, a certificate of insurance listing all insurance in force.

9.19	Additional Negative Covenants.  Not to, without the Banks written consent:

(a)	engage in any business activities substantially different from the Borrowers present business.

(b)	liquidate or dissolve the Borrowers business.

(c)	enter into any consolidation, merger, or other combination, or become a partner in a partnership other than Sunbelt, a member of a joint venture, or a member of a limited liability company.

(d)	sell, assign, lease, transfer or otherwise dispose of any
Personal Property Collateral for less than fair market value, or enter into any agreement to do so, other than in the ordinary course of Borrowers business. For the purpose of this Paragraph, fair market value shall be deemed to mean (i) with respect to accounts receivable, the balance outstanding thereunder; and (ii) with respect to inventory, the Borrowers cost thereof.

(e)	sell, assign, lease, transfer or otherwise dispose of all or any substantial part of the Borrowers business or the Borrowers assets except inventory sold in the ordinary course of the Borrowers business.

(f)	acquire or purchase a business or its assets, except for
inventory purchased from suppliers in the Borrowers normal course of business, and fixed assets otherwise permitted under this Agreement.

(g)	voluntarily suspend its business for more than 7 consecutive days in any 30 day period.

9.20	Bank as Principal Depository.  To maintain the Bank as its principal depository bank, including for the maintenance of business, cash management, operating and administrative deposit accounts. Also to maintain the accounts contemplated by the Intercreditor Agreement and the Collateral Accounts Security
Agreement.

9.21	Sunbelt Status.  Not to, without the Banks written consent, change the nature of the operations of Sunbelt (while Borrower is the sole general partner of Sunbelt).

10. 	HAZARDOUS WASTE INDEMNIFICATION

The Borrower will indemnify and hold harmless the Bank from any loss or liability directly or indirectly arising out of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance at any facility of the Borrower. This indemnity will apply whether the hazardous substance is on, under or about the Borrowers property or operations or property leased to the Borrower. The indemnity includes but is not limited to attorneys fees (including the reasonable estimate of the allocated cost of in-house counsel and staff). The indemnity extends to the Bank, its parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns. Hazardous substances means any substance, material or waste that is or becomes designated or regulated as toxic, hazardous, pollutant, or contaminant or a similar designation or regulation under any federal, state or local law (whether under common law, statute, regulation or otherwise) or judicial or administrative interpretation of such, including without limitation petroleum or natural gas. This indemnity will survive repayment of the Borrowers obligations to the Bank.

11. 	DEFAULT

If any of the following events (each an event of default) occurs, the Bank may do one or more of the following: declare the Borrower in default, stop making any additional credit available to the Borrower, and require the Borrower to repay its entire debt immediately and without prior notice. If an event of default occurs under the paragraph entitled Bankruptcy, below, with respect to the Borrower, then the entire debt outstanding under this Agreement will automatically be due immediately.

11.1	Failure to Pay.  The Borrower fails to make a payment of principal or interest when due under this Agreement (provided, that the failure to make a payment on the due date resulting from the Banks failure to debit Borrowers account pursuant to Section 6.4, subject to the Borrowers compliance with
Section 6.4(d), shall not be a default hereunder if cured within 5 days) or fails to pay any fees or other charges under this Agreement within 5 days of the date when due.

11.2	Lien Priority.  The Collateral Agent fails to have an enforceable first lien on or security interest in any property given as security for this Agreement
(or any guaranty).

11.3	False Information.  The Borrower (or any guarantor) has given the Bank materially false or misleading information or representations.

11.4	Bankruptcy.  The Borrower (or any guarantor) files against itself a bankruptcy petition, a bankruptcy petition is filed against the Borrower (or any guarantor) or the Borrower (or any guarantor) makes a general assignment for the benefit of creditors. The default will be deemed cured if any bankruptcy petition filed against the Borrower (or any guarantor) is dismissed within a period of 60 days after the filing; provided, however, that the Bank will not be obligated to extend any additional credit to the Borrower during that period.


11.5	Receivers.  A receiver or similar official is appointed for the
Borrowers
(or any guarantors) business, or the business is terminated.

11.6	Judgments.  Any judgments or arbitration awards are entered against the
Borrower (or any guarantor), or the Borrower (or any guarantor) enters into any settlement agreements with respect to any litigation or arbitration, in an aggregate amount of One Million Dollars ($1,000,000) or more in excess of any insurance coverage, which remains unpaid when due or unvacated, undischarged or unstayed pending appeal for more than thirty (30) days after the entry thereof.

11.7	Government Action.  Any government authority takes action that materially
adversely affects the Borrowers (or any guarantors) financial condition or ability to repay.

11.8	Material Adverse Change.  A material adverse change occurs in the
Borrowers (or any guarantors) business condition (financial or otherwise), operations, properties, or ability to repay the credit.

11.9	Cross-default.  Any default occurs under any agreement in connection with
any credit the Borrower (or any guarantor) or any of the Borrowers related entities or affiliates has obtained from anyone else or which the Borrower (or any guarantor) or any of the Borrowers related entities or affiliates has guaranteed, which default permits the acceleration of the maturity of indebtedness exceeding $2,000,000.

11.10	Default under Related Documents.  Any guaranty, subordination agreement, security agreement, deed of trust, or other document required by this Agreement is violated in any material respect or no longer in effect.

11.11	Other Bank Agreements.  The Borrower (or any guarantor) in any material respect fails to meet the conditions of, or to perform any obligation under, any other agreement the Borrower (or any guarantor) has with the Bank or any affiliate of the Bank.

11.12	Other Breach Under Agreement.  The Borrower in any material respect fails
to perform any obligation under any term of this Agreement not specifically referred to in this Article. This includes any failure by the Borrower to comply with any financial covenants set forth in this Agreement, whether such failure is evidenced by financial statements delivered to the Bank or is otherwise known to the Borrower or the Bank. If, in the Banks reasonable judgment, the breach is capable of being remedied, the breach will not be considered an event of default under this Agreement for a period of thirty (30) days after the date the
Bank gives written notice of the breach to the Borrower; provided, however, the
Bank will not be obligated to extend any additional credit to the Borrower during that period.

12. 	ENFORCING THIS AGREEMENT; MISCELLANEOUS

12.1	GAAP.  Except as otherwise stated in this Agreement, all financial information provided to the Bank and all financial covenants will be made under
GAAP.

12.2	California Law.  This Agreement is governed by California law.

12.3	Successors and Assigns.  This Agreement is binding on the Borrowers and the Banks successors and assignees. The Borrower agrees that it may not assign this Agreement without the Banks prior consent. The Bank agrees that it will not knowingly transfer to a competitor of the Borrower this Agreement or any note that may be issued pursuant to Section 6.2(d) hereof or any interest in either of them. The Bank acknowledges that this Agreement has not been, and that neither this Agreement nor any such note has been or will be, registered under the Securities Act of 1933, as amended, or any state securities law; and the Bank further agrees not to assign this Agreement, any such note, or any interest in either of them except in a transaction exempt from such registration.

12.4	Arbitration.

(a)	This paragraph concerns the resolution of any controversies or claims between the Borrower and the Bank, including but not limited to those that arise from:

(i)	 This Agreement (including any renewals, extensions or
modifications of this Agreement);

(ii)	 Any document, agreement or procedure related to or
delivered in connection with this Agreement;

(iii)	Any violation of this Agreement; or

(iv)	Any claims for damages resulting from any business
conducted between the Borrower and the Bank, including claims for injury to persons, property or business interests (torts).

 (b)	At the request of the Borrower or the Bank, any such
controversies or claims will be settled by arbitration in accordance with the United States Arbitration Act. The United States
Arbitration Act will apply even though this Agreement provides that it is governed by California law.

(c)	Arbitration proceedings will be administered by the American
Arbitration Association and will be subject to its commercial rules of arbitration.

(d)	For purposes of the application of the statute of limitations, the filing of an arbitration pursuant to this paragraph is the equivalent of the filing of a lawsuit, and any claim or controversy which may be arbitrated under this paragraph is subject to any applicable statute of limitations. The arbitrators will have the authority to decide whether any such claim or controversy is barred by the statute of limitations and, if so, to dismiss the arbitration on that basis.

(e)	If there is a dispute as to whether an issue is arbitrable,
the arbitrators will have the authority to resolve any such dispute.

(f)	The decision that results from an arbitration proceeding may be submitted to any authorized court of law to be confirmed and enforced.

(g)	This provision does not limit any right of the Borrower or the
Collateral Agent to:

(i)	exercise self-help remedies such as setoff;

(ii)	foreclose against or sell any real or personal property
collateral; or

(iii)	act in a court of law, before, during or after the
arbitration proceeding to obtain:

(A)	an interim remedy; and/or

(B)	additional or supplementary remedies.

(h)	The pursuit of or a successful action for interim, additional or supplementary remedies, or the filing of a court action, does not constitute a waiver of the right of the Borrower or the Bank, including the suing party, to submit the controversy or claim to arbitration if the other party contests the lawsuit.

12.5	Severability; Waivers.  If any part of this Agreement is not enforceable,
the rest of the Agreement may be enforced. The Bank retains all rights, even if it makes a loan after default. If the Bank waives a default, it may enforce a later default. Any consent or waiver under this Agreement must be in writing.

12.6	Administration Costs.  The Borrower shall pay the Bank for all reasonable
costs incurred by the Bank in connection with administering this Agreement.

12.7	Attorneys Fees.  The Borrower shall reimburse the Bank for any reasonable
costs and attorneys fees incurred by the Bank in connection with the enforcement or preservation of any rights or remedies under this Agreement and any other documents executed in connection with this Agreement, and in connection with any amendment, waiver, workout or restructuring under this Agreement. In the event of a lawsuit or arbitration proceeding, the prevailing party is entitled to recover costs and reasonable attorneys fees incurred in connection with the lawsuit or arbitration proceeding, as determined by the court or arbitrator. In the event that any case is commenced against the Borrower (including by itself) under the Bankruptcy Code (Title 11, United States Code) or any similar or successor statute, the Bank is entitled to recover costs and reasonable attorneys fees incurred by the Bank related to the preservation, protection, or enforcement of any rights of the Bank in such a case. As used in this paragraph, attorneys fees includes the allocated costs of the Banks in-house counsel.

12.8	One Agreement.  This Agreement and any related security or other agreements
required by this Agreement, collectively:

(a)	represent the sum of the understandings and agreements between the Bank and the Borrower concerning this credit;

 (b)	replace any prior oral or written agreements between the Bank and the Borrower concerning this credit; and

(c)	are intended by the Bank and the Borrower as the final,
complete and exclusive statement of the terms agreed to by them.


In the event of any conflict between this Agreement and any other agreements required by this Agreement, this Agreement will prevail to the extent not inconsistent with the Intercreditor Agreement and the Collateral Accounts Security Agreement.

12.9	Disposition of Schedules, Reports, Etc. Delivered by Borrower.  The Bank
will not be obligated to return any schedules, invoices, statements, budgets, forecasts, reports or other papers delivered by the Borrower. The Bank will destroy or otherwise dispose of such materials at such time as the Bank, in its discretion, deems appropriate.

12.10	Returned Merchandise.  Until the Collateral Agent exercises its rights to
collect the accounts receivable as provided under any security agreement required under this Agreement, the Borrower may continue its present policies for returned merchandise and adjustments. Credit adjustments with respect to returned merchandise shall be made immediately upon receipt of the merchandise by the Borrower or upon such other disposition of the merchandise by the debtor in accordance with the Borrowers instructions. If a credit adjustment is made with respect to any Acceptable Receivable, the amount of such adjustment shall no longer be included in the amount of such Acceptable Receivable in computing the
Borrowing Base.

12.11	Verification of Receivables.  The Bank may at any time, in writing, request
confirmation from any debtor of the current amount and status of the accounts receivable upon which such debtor is obligated.

12.12	Waiver of Confidentiality.  The Borrower authorizes the Bank to discuss the
Borrowers financial affairs and business operations with any accountants, auditors, business consultants, or other professional advisors employed by the Borrower, and authorizes such parties to disclose to the Bank such financial and business information or reports (including management letters) concerning the Borrower as the Bank may request; provided that nothing in this paragraph authorizes the Bank to engage in any discussion with any counsel to the Borrower, or authorizes any counsel to the Borrower to engage in any discussion with the Bank, if such discussion would constitute a waiver of any attorney-client privilege of the Borrower.

12.13	Confidentiality.  Bank agrees to take normal and reasonable precautions
and
exercise due care to maintain the confidentiality of all non-public information provided to it by the Borrower in connection with this Agreement and the Bank shall not use any such information for any purpose or in any manner other than pursuant to the terms contemplated by this Agreement, except to the extent such information (i) was or becomes generally available to the public other than as a result of a disclosure by the Bank, or (ii) was or becomes available on a non-confidential basis from a source other than the Borrower; provided, however, that the Bank may disclose such information (A) at the request of any bank regulatory authority or in connection with an examination of the Bank by any such authority;
(B) pursuant to subpoena or other court process: (C) when required to do so in accordance with the provisions of any applicable law; (D) at the express direction of any other agency of any State of the United States of America or of any other jurisdiction in which the Bank conducts its business; and (E) to the Banks independent auditors and other professional advisors.

12.14	Indemnification.  The Borrower will indemnify and hold the Bank harmless from any loss, liability (other than for income taxes or the like), damages, judgments, and costs of any kind relating to or arising directly or indirectly out of (a) this Agreement or any document required hereunder, (b) any credit extended or committed by the Bank to the Borrower hereunder, (c) any claim, whether well-founded or otherwise, that there has been a failure to comply with any law regulating the Borrowers sales or leases to or performance of services for debtors obligated upon the Borrowers accounts receivable and disclosures in connection therewith, and (d) subject to Section 12.7 hereof, any litigation or proceeding related to or arising out of this Agreement, any such document, any such credit, or any such claim; provided that the Borrower shall have no obligation hereunder for any loss, liability, damage, judgment or costs arising from the gross negligence or willful misconduct of, or any violation of law by, any indemnified person. This indemnity includes but is not limited to attorneys fees (including the allocated cost of in-house counsel). This indemnity extends to the Bank, its parent, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys, and assigns. This indemnity will survive repayment of the Borrowers obligations to the Bank. All sums due to the
Bank hereunder shall be obligations of the Borrower, due and payable immediately without demand.

12.15	Notices.  All notices required under this Agreement shall be personally delivered or sent by first class mail, postage prepaid, to the addresses on the signature page of this Agreement, or to such other addresses as the Bank and the
Borrower may specify from time to time in writing.

12.16	Headings.  Article and paragraph headings are for reference only and shall
not affect the interpretation or meaning of any provisions of this Agreement.

12.16	Counterparts.  This Agreement may be executed in as many counterparts as necessary or convenient, and by the different parties on separate counterparts each of which, when so executed, shall be deemed an original but all such counterparts shall constitute but one and the same agreement.

This Agreement is executed as of the date stated at the top of the first page.


BANK OF AMERICA, N.A.


X_________________________________
By: Con ONeil, Vice President

Address where notices to the Bank are to be sent:

Los Angeles Regional Commercial
   Banking Office
#01459
525 South Flower Street
Los Angeles, CA  90071



Huntway Refining Company


X_________________________________
By:  Warren Nelson, Chief Financial Officer

Address for Notices:

25129 The Old Road
Newhall, CA  91381



SECOND REFINANCING AND AMENDATORY AGREEMENT


Second Refinancing and Amendatory Agreement dated as of October 29, 1999 among Huntway Refining Company, a Delaware corporation (the Company), Sunbelt Refining Company, L.P. (Sunbelt), Bankers Trust Company (BT), Boeing Capital Corporation (Boeing Capital), Lighthouse Investors, L.L.C., a Delaware limited liability company (Lighthouse), B III Capital Partners, L.P., a Delaware limited partnership (B III), Contrarian Capital Fund, I, L.P., a Delaware limited partnership (Contrarian I), Contrarian Capital Fund II, L.P., a Delaware limited partnership (Contrarian II), Mellon Bank, N.A., as trustee for First Plaza Group Trust (Mellon), Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature hereon (Contrarian), and The IBM Retirement Plan Trust (IBM; Lighthouse, B III, Contrarian I, Contrarian II, Mellon, Contrarian and IBM being sometimes referred to as the Senior Subordinated Lenders), Madison Dearborn Partners III and First Chicago Equity Corporation (the Junior Lenders), United States Trust Company of New York, as Collateral Agent under the Existing Intercreditor Agreement referred to below (the Collateral Agent), State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture referred to below (the Senior Subordinated Trustee), and Bank of America, N.A. (B of A).

	RECITALS

The Company is about to enter into a Business Loan Agreement
(Receivables and Inventory) of even date herewith with B of A (the B of A Credit Agreement), which will supersede the Amended and Restated Letter of Credit and Reimbursement Agreement dated as of January 20, 1999 among the Company, Sunbelt and BT, as amended (the BT LOC Agreement).

Letters of credit available under the B of A Credit Agreement are to be used for, among other purposes, the backup of letters of credit outstanding under the BT LOC Agreement.

In connection with the entering into of the B of A Credit Agreement, the parties hereto desire (1) to amend and restate the Amended and Restated Intercreditor and Collateral Trust Agreement dated as of December 12, 1996, as amended (the Existing Intercreditor Agreement), among BT, as issuer of letters of credit under the BT LOC Agreement, Boeing Capital, the Senior Subordinated Lenders, the Senior Subordinated Trustee and the Collateral Agent, as acknowledged by the Company and Sunbelt, (2) to amend and restate the Amended and Restated Collateral Accounts Security Agreement dated as of December 12, 1996, as amended (the Existing Collateral Accounts Agreement), among the Company, Sunbelt, the Collateral Agent and BT, as an agent of the Collateral Agent, (3) to amend and/or consent to deviations from the terms of certain other documents and agreements and (4) to take certain other actions (including without limitation entering into certain other agreements).

NOW THEREFORE, in consideration of the premises, the parties hereto agree as follows:

1.	Refinancing-Related Actions.  The parties hereto covenant
and agree that the following actions are occurring substantially simultaneously immediately following the execution and delivery of this Agreement, regardless of the timing of the execution and delivery of the documents and instruments related thereto:

(a)	The execution and delivery of the B of A Credit Agreement.

(b)	The issuance by B of A, pursuant to the B of A Credit
Agreement, of a letter of credit in the amount of $_____________ in favor of BT to back up letters of credit outstanding pursuant to the BT LOC Agreement and certain obligations of the Company and Sunbelt to BT, the receipt of which is hereby acknowledged by BT.

(c)	The execution and delivery of the Termination Agreement set
forth on Exhibit A hereto (the Termination Agreement), to which Termination Agreement the Company, Sunbelt and BT, as all the parties to the BT LOC Agreement, hereby agree, and with respect to which BT hereby confirms that the date hereof is the Effective
Date (as such term is defined in the Termination Agreement).

(d)	The execution and delivery of the Second Amended and
Restated Intercreditor and Collateral Trust Agreement set forth on Exhibit B hereto (the Second Amended and Restated Intercreditor Agreement) among B of A, Boeing Capital, the Senior Subordinated Lenders, the Senior Subordinated Trustee and the Collateral Agent and acknowledged by the Company and Sunbelt, and the related consents set forth on Exhibit B hereto, to which Second Amended and Restated Intercreditor Agreement and consents each of BT, as issuer of letters of credit under the BT LOC Agreement, Boeing Capital, the Senior Subordinated Lenders, the Senior Subordinated Trustee and the Collateral Agent, as all of the parties to the Existing Intercreditor Agreement immediately prior to the Second Amended and Restated Intercreditor Agreement and such consents, the Company and Sunbelt, as acknowledgers of the Existing Intercreditor Agreement, and B of A, as a new party to the Existing Intercreditor Agreement (as amended and restated by the Second Amended and Restated Intercreditor Agreement) by virtue of the Second Amended and Restated Intercreditor Agreement and such related consents, hereby agree.

 (e)	The execution and delivery of the Second Amended and
Restated Collateral Accounts Security Agreement set forth on Exhibit C hereto (the Second Amended and Restated Collateral Accounts Agreement), among the Company, Sunbelt, the Collateral Agent and B of A, as an agent of the Collateral Agent, to which Second Amended and Restated Collateral Accounts Agreement each of the Company, Sunbelt, the Collateral Agent and BT, as all of the parties to the Existing Collateral Accounts Agreement immediately prior to the Second Amended and Restated Collateral Accounts Agreement, and B of A, as a new party to the Existing Collateral Accounts Agreement (as amended and restated by the Second Amended and Restated Collateral Accounts Agreement) by virtue of the Second Amended and Restated Collateral Accounts Agreement, hereby agree.

(f)	The forwarding by the Company to Wells Fargo Bank, N.A.
(Wells Fargo) of notice that, effective upon receipt of such notice by Wells Fargo, the wire transfers made on each business day of each month from the demand deposit account at Wells Fargo maintained pursuant to the existing Lockbox Agreement among the Company, Regulus West LLC and Wells Fargo are to be made to the Companys Receiving Account described in Schedule I to Exhibit C hereto rather than to an account at BT.

(g)	The transfer by BT, from the Receiving Accounts and
Disbursing Accounts maintained at BT pursuant to the Existing Collateral Accounts Agreement (the Existing Agent Accounts) to the Receiving Accounts and/or Disbursing Accounts maintained at B of A pursuant to the Second Amended and Restated Collateral Accounts Agreement, of all funds and investments held in the Existing Agent Accounts other than funds in an amount identified to BT by the Company as being the aggregate amount of all checks drawn on the Existing Agent Accounts that currently remain outstanding, the receipt of which is hereby acknowledged by B of A.

(h)	The consents, confirmation and amendments set forth on
Exhibit D hereto to the Loan Agreement dated as of January 20, 1999 between Boeing Capital and the Company, as amended (the Boeing Capital Loan Agreement), to which consents, confirmation and amendments Boeing Capital and the Company, as all of the parties to the Boeing Capital Loan Agreement, hereby agree.

(i)	The consents and amendments set forth on Exhibit E hereto to the Indenture dated as of October 15, 1997, as supplemented (the Senior Subordinated Indenture), between the Company and the Senior Subordinated Trustee, to which consents and amendments the Company and the Senior Subordinated Lenders, as all of the Securityholders under the Senior Subordinated Indenture, hereby agree.

 (j)	The amendments set forth on Exhibit F hereto to the
Exchange and Purchase Agreement dated as of October 31, 1997 among the Company and the Senior Subordinated Lenders, as amended (the Exchange and Purchase Agreement), to which amendments the Senior Subordinated Lenders, as Three-Fourths in Interest of the Purchasers under the Exchange and Purchase Agreement and each of such Purchasers who owns at least $3.5 million principal amount of the Notes issued to it thereunder, hereby agree.

(k)	The consents and amendments set forth on Exhibit G hereto to the Amended and Restated Junior Subordinated Debenture Indenture dated as of December 12, 1996, as supplemented (the Junior Indenture), between the Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as trustee (the Junior Trustee), to which consents and amendments the Company and the Junior Lenders, as all of the Holders under the Junior Indenture, hereby agree.

(l)	The payment by the Company to BT of all amounts described in
Section 2 of the Termination Agreement, the receipt of which is hereby acknowledged by BT.

(m)	The reimbursement by the Company to BT of all costs and
expenses incurred by BT and its counsel accrued through the date hereof in connection with the negotiation and execution of this Agreement and the transactions contemplated hereby, the receipt of which is hereby acknowledged by BT.

2.	Further Assurances.

(a)	The Company shall not hereafter modify the substance of the
notice described in paragraph 1(f) above without the prior written consent of the Collateral Agent and B of A.

 (b)	The parties hereto shall (at the Companys expense),
from time to time, execute and deliver to the Company or to such party or parties as the Company may designate, any and all further instruments as may be necessary or advisable to give full force and effect to the provisions of this Agreement and the intent and purposes hereof. Without limiting the generality of the foregoing, each of the parties hereto acknowledges and agrees that
(i) the signatures of the Senior Subordinated Lenders to this Agreement shall constitute a written consent of such parties pursuant to Section 9.02 of the Senior Subordinated Indenture to amend, modify and/or supplement the Senior Subordinated Indenture as specified in Exhibit E hereto; (ii) the signatures of the Junior Lenders to this Agreement shall constitute a consent, by Act of such parties pursuant to Section 104 of the Junior Indenture, to amend, modify and/or supplement the Junior Indenture as specified in Exhibit G hereto; and (iii) each of the parties referred to in clauses (i) and (ii) above will (at the Companys expense) execute and deliver instruments or documents evidencing such consents reasonably required in connection with the Company and the Senior Subordinated Trustee and the Junior Trustee, respectively, entering into supplemental indentures effecting such amendments, modifications and/or supplements.

3.	Representations and Warranties; Directing Parties Request,
Order or Instruction.

(a)	Each of the parties hereto hereby represents and warrants to the other parties hereto that the execution, delivery and performance by it of this Agreement are within its corporate, partnership or limited liability company power, as applicable, and have been duly authorized by all necessary corporate, partnership or limited liability company action, as applicable, on the part of such party, and that this Agreement is the legal, valid and binding obligation of such party, enforceable against it in accordance with its terms.

(b)	BT (i) hereby requests the Collateral Agent to execute and
deliver this Agreement and the Second Amended and Restated Intercreditor Agreement; and (ii) certifies to the Collateral Agent that it holds and represents not less than 51% of the LOC Obligations (as defined in the Existing Intercreditor Agreement) and, assuming the correctness of the certification of Boeing Capitals representation of Boeing Capital Notes in paragraph 3(c) below, that it and Boeing Capital constitute Directing Parties (as defined in the Existing Intercreditor Agreement) immediately prior to the Second Amended and Restated Intercreditor Agreement and the consents referred to in paragraph 1(d) above for the purposes of such request and are entitled to give such direction under the Existing Intercreditor Agreement.

(c)	Boeing Capital (i) hereby requests the Collateral Agent to
execute and deliver this Agreement and the Second Amended and Restated Intercreditor Agreement; and (ii) certifies to the Collateral Agent that it holds and represents not less than 51% of the outstanding principal amount of the Boeing Capital Notes (as defined in the Existing Intercreditor Agreement) and, assuming the correctness of the certification of BTs representation of LOC Obligations in paragraph 3(b) above, that it and BT constitute Directing Parties (as defined in the Existing Intercreditor Agreement) immediately prior to the Second Amended and Restated Intercreditor Agreement and the consents referred to in paragraph 1(d) above for the purposes of such request and are entitled to give such direction under the Existing Intercreditor Agreement.

(d)	Each of the Senior Subordinated Lenders certifies to the
Collateral Agent that it holds the amount of outstanding
Convertible Notes (as defined in the Existing Intercreditor
Agreement) set forth opposite its name below:

Senior					Amount
of
       Subordinated				Convertible
             Holder     				      Notes

Lighthouse
	$11,000,000

BIII (through Goldman Sachs & Co.)	    8,000,000

Contrarian I
900,000

Contrarian II
900,000

Mellon
425,000

Contrarian
475,000

IBM (through Chase
50,000
Manhattan Bank, 				$21,750,000
through Kane & Co.)

(e)	B of A certifies to the other parties hereto that all of the funds heretofore held in the Companys Account #14659-01710 at Bank of America have been released to or at the direction of the Company, and that such account has been closed.

4.	Effect on Documents.  Except as specifically amended or
modified herein and in the Exhibits hereto, the Existing Intercreditor Agreement, Existing Collateral Accounts Agreement, Boeing Capital Loan Agreement, Senior Subordinated Indenture, Exchange and Purchase Agreement, Junior Indenture and other Collateral Documents (as defined in the Existing Intercreditor Agreement) shall remain in full force and effect. Without limiting the foregoing, each of the Company and Sunbelt acknowledges and confirms that all obligations of the Company and/or Sunbelt under or in respect of the B of A Credit Agreement, the Boeing Capital Loan Agreement and the Senior Subordinated Indenture constitute Obligations or Secured Obligations as defined in the Collateral Documents and constitute Indebtedness as defined in one or more of the Guaranties (as Guaranties is defined in the Existing Intercreditor Agreement); and the Company and Sunbelt hereby ratify and affirm the Collateral Documents to which they are a party. It is expressly understood and agreed that upon the execution and delivery of the Second Amended and Restated Intercreditor Agreement and the Second Amended and Restated Collateral Accounts Agreement BT shall cease to be a party to the Existing Intercreditor Agreement and the Existing Collateral Accounts Agreement.

5.	Miscellaneous.

(a)	Entire Agreement.  This Agreement, including the Exhibits
hereto, constitutes the entire agreement of the parties with respect to the subject matter hereof and supersedes all other understandings, oral or written, with respect to the subject matter hereof.

(b)	Counterparts.  This Agreement may be executed in any number
of counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

(c)	Governing Law. This Agreement shall be governed by and
construed in accordance with the internal laws (as opposed to conflicts of law provisions) of the State of New York.

(d)	Headings.  Section headings in this Agreement are included
herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.

(e)	Successors and Assigns.  This Agreement shall be binding
upon each of the parties hereto and its successors and assigns.

IN WITNESS WHEREOF, this Agreement has been duly executed as of the 29th day of October, 1999.

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

By:
Name:
Title:

CONTRARIAN CAPITAL ADVISORS, L.L.C.,
as agent for the entities listed below.

By:
Name:
Title:
Oppenheimer Horizon Partners, L.P.
Oppenheimer Institutional Horizon
Partners, L.P.
Oppenheimer International Horizon Fund II
Ltd.
Oppenheimer & Co., Inc.
The & Trust

KANE & CO.
As nominee for The Chase Manhattan Bank

By:
Name:
Title:

THE CHASE MANHATTAN BANK
As Directed Trustee For The IBM Retirement
Plan Trust

By:
Name:
Title:

MADISON DEARBORN PARTNERS III


By:
Name:
Title:

FIRST CHICAGO EQUITY CORPORATION


By:
Name:
Title:

UNITED STATES TRUST COMPANY OF
				NEW YORK, as
Collateral Agent (acting at the direction of parties that constitute Directing
Parties, as defined in the Existing
Intercreditor Agreement, immediately prior to the execution and delivery of this Agreement, which direction such Directing
Parties by their execution and delivery
hereof hereby confirm)


By:
Name:
Title:

STATE STREET BANK AND TRUST
COMPANY, as trustee under the Senior
Subordinated Indenture

By:
Name:
Title:

BANK OF AMERICA, N.A.

By:
Name:
Title:


EXHIBIT A


	TERMINATION AGREEMENT

This TERMINATION AGREEMENT is dated as of October 29, 1999 and entered into by and among HUNTWAY REFINING COMPANY, a Delaware corporation (Huntway), SUNBELT REFINING COMPANY, L.P., a Delaware limited partnership (Sunbelt), and BANKERS TRUST COMPANY (BTCo).


PRELIMINARY STATEMENTS

A.	Huntway, Sunbelt, and BTCo are parties to that certain
Amended and Restated Letter of Credit and Reimbursement Agreement dated as of January 20, 1999 (the Existing LOC Agreement; capitalized terms used herein without definition have the meanings assigned thereto in the Existing LOC Agreement). Pursuant to the Existing LOC Agreement, BTCo has from time to time issued commercial and standby Letters of Credit for the account of Huntway. The Letters of Credit that were issued under the Existing LOC Agreement that have not expired or been terminated as of the date hereof are referred to herein as the Existing Letters of Credit.
B.	The obligations of Huntway and Sunbelt under the Existing
LOC Agreement are secured by substantially all of their real and personal property pursuant to the Security Documents. The rights of BTCo with respect to the Security Documents and the Collateral are governed by the Intercreditor Agreement.
C.	Huntway, and Bank of America, N.A. (Bank of America), have
entered into that certain Business Loan Agreement (Receivables and Inventory) dated as of October 29, 1999 (the New LOC Agreement), pursuant to which Bank of America has agreed to issue letters of credit from time to time for the account of Huntway.
D.	Simultaneously herewith, Huntway, Sunbelt, BTCo, Bank of
America, Boeing Capital Corporation, the holders of the Convertible Notes listed on the signature pages thereof, the holders of the Junior Subordinated Debentures, the trustee under the Senior Subordinated Indenture and Collateral Agent have entered into that certain Second Refinancing and Amendatory Agreement dated as of October 29, 1999 pursuant to which, among other things, (i) the obligations of Huntway under the New LOC Agreement shall become secured by the Security Documents, subject to the terms of the Intercreditor Agreement, (ii) Bank of America shall become a party to the Intercreditor Agreement, and (iii) the obligations of Huntway and Sunbelt under the Existing LOC Agreement shall cease to be secured by the Security Documents.
E.	On the Effective Date of this Agreement, Bank of America
shall issue to BTCo an irrevocable standby letter of credit in the form of Exhibit A hereto (the Backstop Letter of Credit), duly completed, under the New LOC Agreement. The initial face amount of the Backstop Letter of Credit will be 101% of the sum of (i) the aggregate stated amount of all Existing Letters of Credit in existence on the date hereof, plus (ii) the maximum amount of fees that can accrue after the date hereof under the Existing Letters of Credit. BTCo shall be entitled to draw on the Backstop Letter of Credit to reimburse any and all draws honored under any Existing Letter of Credit and to satisfy any other obligation owed to BTCo under this Agreement and any obligation owed to BTCo under the Existing LOC Agreement that survives the termination thereof as set forth herein. The Backstop Letter of Credit shall expire 14 days after the final scheduled expiration date of any of the Existing Letters of Credit. Multiple drawings under the Backstop Letter of Credit will be permitted.
F.	On the Effective Date, following receipt by BTCo of the
Backstop Letter of Credit, the Existing LOC Agreement shall terminate, except for certain provisions thereof which shall survive such termination as set forth herein.
NOW, THEREFORE, in consideration of the foregoing, and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

SECTION 1.	Agreement.

A.	Issuance of Backstop Letter of Credit.  On
the Effective Date (as defined below) Huntway shall cause Bank of America to issue to BTCo a letter of credit in the form of Exhibit A hereto, duly completed. The initial face amount of the Backstop Letter of Credit shall be equal to 101% of the sum of (i) the aggregate stated amount of all Existing Letters of Credit in existence on the date hereof, plus (ii) the maximum amount of fees that can accrue after the date hereof under the Existing Letters of Credit.
B.	Drawings Under Backstop Letter of Credit.
BTCo shall be entitled to draw on the Backstop Letter of Credit solely to reimburse itself for the amount of any draws honored by it under any of the Existing Letters of Credit (including the amount of any unreimbursed draws made before the Effective Date), and to satisfy any other obligation owed hereunder or owed to BTCo under the provisions of the Existing LOC Agreement that survive its termination pursuant to Section 1D below.
C.	Obligations Unconditional.  The right of
BTCo to draw on the Backstop Letter of Credit to reimburse amounts paid by it under the Existing Letters of Credit or to pay other amounts owed by Huntway or Sunbelt hereunder or under the provisions of the Existing LOC Agreement that survive its termination pursuant to Section 1D below shall be absolute, unconditional and irrevocable under all circumstances whatsoever, including, without limitation, any of the circumstances described in Section 2.06 of the Existing LOC Agreement, which are incorporated herein by this reference.
D.	Termination of Existing LOC Agreement.  On
the Effective Date, following receipt of the Backstop Letter of Credit, the Existing LOC Agreement shall terminate; provided, however, that Sections 2.02, 2.03(a), 2.03(b), 2.04, 2.08, 7.05, 7.06 and 7.07 shall survive the termination of the Existing LOC Agreement; provided further that all monetary obligations contained in such provisions shall be satisfied to the extent that they are paid by draws on the Backstop Letter of Credit; and provided still further that, notwithstanding the survival of Section 7.06, no commitment fees shall accrue under Section 2.03(c) after the Effective Date.
E.	Amendments of Backstop Letter of Credit.
Following the termination or expiration after the Effective Date of any Existing Letter of Credit (other than as a result of a draw thereunder), upon the request of Huntway, BTCo shall consent to a reduction in the face amount of the Backstop Letter of Credit to an amount not less than 101% of the sum of (i) the aggregate stated amount of all Existing Letters of Credit in existence on the date of the proposed reduction, plus (ii) the maximum amount of fees that can accrue after the date of the proposed reduction under the Existing Letters of Credit plus (iii) the aggregate amount of all unpaid fees, expenses, reimbursement obligations, and other amounts owed as of the date of the proposed reduction hereunder or under the Existing Letter of Credit Agreement.
F.	Payments and Computations.   The
provisions of Section 2.05 of the Existing LOC Agreement, including the defined terms used therein, are incorporated herein by this reference.
G.	Existing Letters of Credit.  After the
Effective Date, the expiration date of Existing Letters of Credit shall not be extended and the face amount of the Existing Letters of Credit shall not be increased.
H.	Termination of  Security.  On the
Effective Date, the obligations of Huntway and Sunbelt under the Existing LOC Agreement shall cease to be secured by the Security Documents.
SECTION 2.	Conditions to Effectiveness.

This Agreement shall become effective upon satisfaction or waiver in writing by BTCo of the following conditions precedent (the date of satisfaction of such conditions being the Effective Date):

1.	BTCo shall have received an irrevocable standby letter of
credit substantially in the form of Exhibit A hereto issued by Bank of America, N.A., duly completed and in the face amount of $__________; and
2.	Huntway shall have paid to BTCo an amount equal to the sum
of (i) the aggregate amount, if any, of all drawings that have been made under Existing Letters of Credit that remain unreimbursed as of the date hereof plus (ii) the aggregate amount, if any, of all accrued and unpaid fees and expenses owed under the Existing Letters of Credit and the Existing LOC Agreement that remain unreimbursed as of the date hereof.

SECTION 3.	Huntways And Sunbelts Representations And Warranties

In order to induce BT Co. to enter into this Agreement, Huntway and Sunbelt (each, a Loan Party) each represents and warrants to BTCo that the following statements are true, correct and complete:
A.	Power and Authority.  Each Loan Party has all requisite corporate or limited partnership power and authority to enter into this Agreement and to carry out the transactions contemplated by, and perform its obligations under, this Agreement.
B.	Authorization of Agreements.  The execution and delivery of this
Agreement have been duly authorized by all necessary corporate or limited partnership action on the part of each Loan Party. The performance of this Agreement has been duly authorized by all necessary corporate or limited partnership action on the part of each Loan Party.
C.	No Conflict.  The execution and delivery by each Loan Party of this
Agreement , and the performance by each Loan Party of this Agreement do not and will not (i) violate any provision of any law or any governmental rule or regulation applicable to such Loan Party, the Certificate of Incorporation or Bylaws or agreement of limited partnership of such Loan Party or any order, judgment or decree of any court or other agency of government binding on such Loan Party, (ii) conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any contractual obligation of such Loan Party, (iii) result in or require the creation or imposition of any Lien upon any of the properties or assets of such Loan Party (other than Liens under the Security Documents in favor of Bank of America) or (iv) require any approval of stockholders or limited partners or any approval or consent of any Person under any contractual obligation of such Loan Party.
D.	Governmental Consents.  The execution and delivery by each Loan Party of this Agreement , and the performance by each Loan Party of this Agreement do not and will not require any registration with, consent or approval of, or notice to, or action by, any federal, state or other governmental authority or regulatory body.
E.	Binding Obligation.  This Agreement has been duly executed and delivered by each Loan Party and is the legally valid and binding obligation of each
Loan Party, enforceable against each Loan Party in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors rights generally or by equitable principles relating to enforceability.
F.	Existing Letters of Credit.	On the date hereof, the aggregate stated
amount of all Existing Letters of Credit is $___________________.
SECTION 4. Miscellaneous
A.	Headings.  Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.
B.	Applicable Law.  THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE
PARTIES HEREUNDER SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK (INCLUDING WITHOUT LIMITATION SECTION 5-1401 OF THE GENERAL OBLIGATIONS LAW OF THE STATE OF NEW
YORK), WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES.

C.	Waiver of Jury Trial.  EACH OF THE PARTIES TO THIS AGREEMENT HEREBY
AGREES TO WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT, ANY OF THE RELATED DOCUMENTS, OR ANY DEALINGS BETWEEN THEM RELATING TO THE SUBJECT MATTER OF ANY EXISTING LETTER OF CREDIT, THE BACKSTOP LETTER OF CREDIT AND THIS AGREEMENT AND THE RELATIONSHIP THAT IS BEING ESTABLISHED. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this transaction, including without limitation, contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. Each party hereto acknowledges that this waiver is a material inducement to enter into a business relationship, that each has already relied on the waiver in entering into this Agreement, and that each will continue to rely on the waiver in their related future dealings. Each party hereto further warrants and represents that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel. THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THE WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, THE RELATED DOCUMENTS, OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO ANY EXISTING LETTER OF CREDIT OR THE BACKSTOP LETTER OF CREDIT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.
D.	Counterparts.  This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.
[Remainder of page intentionally left blank]
IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

HUNTWAY REFINING COMPANY
By: ______________________________
             		Title: ____________________________

SUNBELT REFINING COMPANY, L.P.
by	HUNTWAY REFINING COMPANY,	its Sole
General Partner

By: ______________________________
             	Title: ____________________________

BANKERS TRUST COMPANY
By: ______________________________
Title: ____________________________
	EXHIBIT A
	TO TERMINATION AGREEMENT
	FORM OF BACKSTOP LETTER OF CREDIT
[see attached]

Irrevocable Letter of 						October 29, 1999
Credit Number __________

Beneficiary:

Bankers Trust Company
One Bankers Trust Plaza
New York, NY 10006  MS 2143

Attention: Ms. Joyce Shiu
                 Commercial Loan Division
                 Standby Letter of Credit Unit

Gentlemen:

We hereby issue in your favor our irrevocable Letter of Credit for the account of Huntway Refining Company, in an amount not to exceed in the aggregate U.S. Dollars ___________________________________
**US$______________________**, as such amount may be reduced from time to time as provided herein (the Stated Amount). This Letter of Credit is issued to support those Existing Letters of Credit, listed on Schedule 1, attached hereto (the Supported Letters of Credit) issued pursuant to that certain Amended and Restated Letter of Credit and Reimbursement Agreement, dated as of January 20, 1999 between Huntway Refining Company, Sunbelt Refining Company and Bankers Trust Company (as amended, the Existing LOC Agreement). In addition to the Supported Letters of Credit, this Letter of Credit also supports the payment of Letter of Credit fees and other charges due you pursuant to the terms of the Existing LOC Agreement and the Termination Agreement, dated as of October 29, 1999, between Huntway Refining Company, Sunbelt Refining Company and Bankers Trust Company (the Termination Agreement).

Of the Stated Amount, an amount not exceeding US$ ________________ may be drawn with respect to the total of the Supported Letter of Credit amounts shown on Schedule 1, attached hereto, and an amount not exceeding US$__________________ may be drawn with respect to Letter of Credit interest, fees and charges and other amounts due you under the Existing LOC Agreement and the Termination Agreement.

The Stated Amount is available to you hereunder against presentation to us of your appropriately completed Drawing Certificate(s), in the form of Exhibit A and/or Exhibit B, attached hereto.

Drawing Certificate(s) may be presented to us hereunder, at your option, by hand delivery, by mail, by courier or by facsimile transmission (fax number _____________). Partial and multiple drawings are permitted.

continued


Letter of Credit No. _______________				Page 2


If a Drawing Certificate is received by us prior to 9:00 A.M. (Los Angeles time), on a Business Day, and provided that the Drawing Certificate conforms to the terms and conditions of this Letter of Credit, payment of the amount drawn shall be made to the Beneficiary in immediately available funds on the same Business Day. If a Drawing Certificate is received by us after 9:00 A.M. (Los Angeles time), on a Business Day, and provided that the Drawing Certificate conforms to the terms and conditions of this Letter of Credit, payment of the amount drawn shall be made to the Beneficiary, in immediately available funds, on the next succeeding Business Day.

As used herein the term Business Day shall mean any day except Saturday, Sunday and any other day on which banking institutions located in the State of ___________ are required or authorized to close.

The Stated Amount shall be reduced as follows:
a) by the amount of each conforming drawing honored by us.
b) upon our receipt of an appropriately completed Reduction Certificate in the form of Exhibit C, attached hereto.

This Letter of Credit expires at our office located at
____________________________________________
____________________________ with our close of business on
_________________, (the Expiry Date).

This Letter of Credit is transferable in its entirety (but not in part) to any Transferee who has succeeded you as a Successor Beneficiary. Transfer of your rights under this Letter of Credit to such a Transferee shall be effected upon presentation to us of the original of this Letter of Credit and amendments, if any, accompanied by a Transfer Instruction in the form of Exhibit D, attached hereto, and executed by the Beneficiary. We will acknowledge and effect any transfer hereunder by endorsing the original of this Letter of Credit and forwarding it, along with our standard transfer notification, to the Transferee. In the event this Letter of Credit is transferred, the Drawing Certificates required hereunder must be executed by the Transferee.

Notwithstanding any reference in this Letter of Credit to other documents, instruments or agreements or references in such other documents, instruments or agreements to this Letter of Credit this Letter of Credit sets forth in full the terms of our undertaking and any such documents, instruments or agreements shall not be deemed incorporated herein by such reference.

We hereby engage with you that Drawing Certificates drawn under and in compliance with the terms of this Letter of Credit will be duly honored by us on due presentation to us.

continued


Letter of Credit No. _______________				Page 3

Except as otherwise expressly stated herein, this Letter of Credit is issued subject to the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication Number 500, (the UCP). If this Letter of Credit expires during an interruption of our business as described in Article 17 of the UCP, we hereby agree to effect payment if this Letter of Credit is drawn against within thirty (30) days after the resumption of our business.

Communications to us regarding this Letter of Credit must be in writing and must be addressed to us at ____________________________________________________________________,
specifically referring therein to this Letter of Credit by number.

Very truly yours,


By ___________________
Name: ________________
Title:  ________________
Tel:    ________________

Exhibit A to Letter of Credit Number ________

                   Drawing Certificate

TO:  [ Name of Issuing Bank ]
        [Complete Address of
             Issuing Bank             ]

         Attention:

Re: Your Letter of Credit No. ___________

The undersigned, a duly authorized officer of [ insert name of Beneficiary ], the Beneficiary of the captioned Letter of Credit (the Credit), hereby certifies to [Name of Issuing Bank ] (the Bank), with respect to the Credit that:

(1) demand is hereby made on the Bank under the Credit for payment of US$_____________, which amount does not exceed the Stated Amount under the Credit.

(2) the above amount is to reimburse the Beneficiary for a drawing presented in compliance with the terms of Supported Letter of Credit number(s) [ insert Letter of Credit number(s) from Schedule 1, attached to the Credit ], which has been or will be honored by the Beneficiary.

Payment of this demand is required to be made in immediately available funds, by wire transfer, to the Beneficiary in accordance with the following payment instructions:

        	          [insert payment instructions]



In witness whereof the Beneficiary has executed and delivered this Drawing Certificate as of the ________________ day of __________, _____.

[ Insert Name of Beneficiary ]

By:_______________________________
Name & Title:______________________





Exhibit B to Letter of Credit Number ________

      				          Drawing Certificate

TO:  [ Name of Issuing Bank ]
        [ Complete Address of
             Issuing Bank             ]

         Attention:

Re: Your Letter of Credit No. ___________

The undersigned, a duly authorized officer of [ insert name of Beneficiary ], the Beneficiary of the captioned Letter of Credit (the Credit), hereby certifies to [Name of Issuing Bank ] (the Bank), with respect to the Credit that:

(1) demand is hereby made on the Bank under the Credit for payment of US$ _____________, which amount does not exceed the Stated Amount under the Credit.

(2) the above amount is being demanded in payment of letter of credit fees or other amounts due us under the Existing LOC Agreement and/or the Termination Agreement.

Payment of this demand is required to be made in immediately available funds, by wire transfer, to the Beneficiary in accordance with the following payment instructions:

            	[insert payment instructions]



In witness whereof the Beneficiary has executed and delivered this Drawing Certificate as of the ________________ day of __________, _____.

[ Insert Name of Beneficiary ]

By:_______________________________
Name & Title:______________________






Exhibit C to Letter of Credit Number ________

Reduction Certificate

TO:  [ Name of Issuing Bank ]
        [ Complete Address of
             Issuing Bank             ]

         Attention:

Re: Your Letter of Credit No. ___________

The undersigned, a duly authorized officer of [ insert name of Beneficiary ], the Beneficiary of the captioned Letter of Credit (the Credit), hereby certifies to [Name of Issuing Bank ] (the Bank), with respect to the Credit that:

(1)	Beneficiarys Supported Letter of Credit number [ insert appropriate
Letter of Credit number(s) from Schedule 1, attached to the Credit ] has been terminated and/or reduced.

(2) In light of such termination/reduction, the Beneficiary hereby authorizes the Bank to reduce the Stated Amount of the Credit by the amount of US$ ____________ to a new Stated Amount of US$ ___________.

In witness whereof the Beneficiary has executed and delivered this Reduction Certificate as of the ________________ day of __________, _____.

[ Insert Name of Beneficiary ]

By:_______________________________
Name & Title:______________________














Exhibit D to Letter of Credit Number _____________________

                                                                Transfer
Instruction

Date: ___________

To: [ Name & Address of Issuing Bank ]


       Attention: ___________________


Re:  Your Letter of Credit Number ______________

Ladies and Gentlemen:

For value received, the undersigned Beneficiary of the captioned Letter of Credit hereby irrevocably instructs you to transfer, in its entirety, to:


                                                           [ Name of
Transferee ]

 [ Address of Transferee ]

all rights of the undersigned Beneficiary under the above referenced Letter of Credit (the Credit). The Transferee has succeeded the undersigned as Beneficiary under the Credit.

By this transfer, all rights of the undersigned Beneficiary in the Credit are transferred, subject to the terms thereof, to the Transferee and the Transferee shall have the sole rights as Beneficiary thereof, including sole rights relating to any amendments, whether increases or decreases or extensions or other amendments. Amendments are to be advised direct to the Transferee, without necessity of any consent of or notice to the undersigned Beneficiary.





Continued

Exhibit D to Letter of Credit No. ____________					Page 2



The Credit is returned herewith, and we ask you to endorse the transfer on the reverse thereof and forward it direct to the Transferee with your customary notice of Transfer or in exchange for the Credit to issue a replacement Letter of Credit in favor of the Transferee containing the same terms and conditions as the Credit and to forward the replacement Letter of Credit direct to the Transferee with your customary notice of transfer.

[ Insert name of Beneficiary ]

By:   ____________________
Name:  __________________
 				                       Title:  ___________________



Signature Authenticated

 					 _____________________
(Bank)

 ______________________

(Authorized Signature)




















IA	Schedule 1 to Letter of Credit Number _______________


Bankers Trust Letter
of Credit Number	 		Amount			Expiry Date















Total Supported Letters
         of Credit				_____________________


	EXHIBIT B

	AMENDMENTS/CONSENTS TO EXISTING INTERCREDITOR AGREEMENT

1.	Amendment and Restatement of the Existing Intercreditor Agreement.
The Existing Intercreditor Agreement is amended and restated to read as set forth in the attached Second Amended and Restated Intercreditor and Collateral Trust Agreement.

2.	Consents under Existing Intercreditor Agreement.  The following transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Existing Intercreditor Agreement:

The actions described in paragraph 1 of the Second Refinancing and Amendatory Agreement to which this Exhibit B is attached.



	SECOND AMENDED AND RESTATED
	INTERCREDITOR AND COLLATERAL TRUST AGREEMENT

	DATED AS OF OCTOBER 29, 1999

	AMONG

	BANK OF AMERICA, N.A.

	AND

	BOEING CAPITAL CORPORATION

	AND

	THE HOLDERS OF THE CONVERTIBLE NOTES LISTED
	ON THE SIGNATURE PAGES HEREOF

	AND

	STATE STREET BANK AND TRUST COMPANY,
	AS TRUSTEE UNDER THE SENIOR SUBORDINATED INDENTURE

	AND

	UNITED STATES TRUST COMPANY OF NEW YORK,
	AS COLLATERAL AGENT

	TABLE OF CONTENTS

	Page

SECTION 1	DEFINITIONS	2
1.1	Certain Defined Terms	2
1.2	Other Definitional Provisions; Interpretation	12

SECTION 2	AGREEMENTS AMONG THE SECURED PARTIES	13
2.1	Agreements as to Secured Obligations and Future Payments
and Distributions	13
A.	Payments and Distributions from Ordinary Course
Receipts Prior to Sharing Event	13
B.	Payment and Distributions From Extraordinary
Proceeds and Guaranty Proceeds; Payments and
Distributions from all sources Subsequent to
Sharing Event	13
1.	Distribution Priorities	13
2.	Lien Priorities	15
3.	Basis for Distributions	15
C.	Certainty of Payments	15
1.	Distribution Priorities Prevail	15
2.	Disclaimer of Inconsistent Benefits Under Law	15
3.	Reallocations and Adjustment	16
4.	Collateral Agent Entitled to Rely on Court
Order	16
2.2	Amendments to Letter of Credit Agreement or Boeing
Capital Loan Agreement	16
2.3	Replacement Letter of Credit Agreement	16
2.4	Release of Collateral	17
2.5	Notices of Events of Default	18
2.6	 Instructions to Senior Subordinated Indenture Trustee	19
2.7	B of A to act as Agent of Collateral Agent pursuant to
the Collateral Accounts Agreement	19
2.8	Actions with respect to the Huntway or Sunbelt Assets	19
2.9	Indemnification with respect to an Asserted 726 Act	19

SECTION 3	CONCERNING THE COLLATERAL AGENT	20
3.1	Appointment of the Collateral Agent	20
3.2	The Distribution Account	20
A.	Establishing the Distribution Account	20
B.	Control of Distribution Account	21
C.	Investment of Funds Deposited in Distribution
Account	21
3.3	Administration and Exercise of Remedies by the Collateral
Agent.	22
3.4	Sharing Event Notice	22
3.5	Actions Requested by Directing Parties	23
3.6	Limited Rights of Non-Directing Parties	23
3.7	Collateral Agent Requests for Directions	24
3.8	Enforcement through the Collateral Agent; Rights of
Secured Parties	24
3.9	Payments to Secured Parties	24
3.10	Collateral Agents Calculations	24
3.11	Further Assurances	25
3.12	Collateral Agent Duties and Responsibilities; Other
Matters	25
3.13	Reliance by the Collateral Agent	27
3.14	Indemnification	27
3.15	Treatment of Payees by the Collateral Agent	28
3.16	Limited Duties with respect to Collateral Documents and
Collateral	28
3.17	Compensation	28
3.18	Collateral Agents Disclaimer	29
3.19	Resignation and Removal of the Collateral Agent;
Successor Collateral Agent	29
3.20	Funds Held By Huntway and its Affiliates	30
3.21	Co-Collateral Agent	30

SECTION 4:	MISCELLANEOUS	31
4.1	Notices	31
4.2	Amendments and Waivers	31
4.3	Conflicts among Agreements	32
4.4	Successors and Assigns	32
4.5	No Waivers	32
4.6	Counterparts	32
4.7	Effectiveness of Agreement	32
4.8	Applicable Law	32
4.9	Headings	32
4.10	Benefits of Agreement and Collateral Documents	32
4.11	Severability	32
4.12	Consent to Jurisdiction and Service of Process	33
4.13	Waiver of Jury Trial	33
4.14	Termination	34
4.15	Binding Obligation	34
4.16	Amendment and Restatement	34


SCHEDULES

Schedule A	Amended and Restated Collateral Documents
Schedule B	Amended and Restated Guaranties

EXHIBITS

Exhibit I	Form of Acknowledgment

	SECOND AMENDED AND RESTATED
	INTERCREDITOR AND COLLATERAL TRUST AGREEMENT

This SECOND AMENDED AND RESTATED INTERCREDITOR AND COLLATERAL
TRUST AGREEMENT (as amended, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms hereof, this Agreement) is dated as of October 29, 1999, and entered into among BANK OF AMERICA, N.A., BOEING CAPITAL CORPORATION, the holders of the Convertible Notes listed on the signature pages hereof, STATE STREET BANK AND TRUST COMPANY, as Trustee under the Senior Subordinated Indenture (as defined below), and UNITED STATES TRUST COMPANY OF NEW YORK as the Collateral Agent hereunder (the Collateral Agent), and any Replacement LOC Bank that may become a party hereto in accordance with the terms hereof. Unless otherwise defined herein, capitalized terms used herein without definition shall have the meanings set forth in Section 1 hereof.

	RECITALS

WHEREAS, the parties hereto (other than B of A) and Bankers, as issuer of certain letters of credit on behalf of Huntway, are parties to an Amended and Restated Intercreditor and Collateral Trust Agreement dated as of December 12, 1996, as amended (the Existing Intercreditor Agreement);

WHEREAS, pursuant to a Second Refinancing and Amendatory
Agreement of even date herewith to which the parties hereto and others are parties, Huntway and B of A are entering into the B of A Credit Agreement, Bankers is ceasing to provide any further letters of credit on behalf of Huntway, B of A is issuing a letter of credit to Bankers to back up outstanding letters of credit issued by Bankers on behalf of Huntway and certain obligations of Huntway to Bankers, and Bankers is ceasing to have the benefit of any liens or security interests on assets of Huntway or Sunbelt with respect to such outstanding letters of credit and obligations;

WHEREAS, the parties to the Existing Intercreditor Agreement desire to reflect the foregoing and such parties and B of A desire to add B of A as a party to the Existing Intercreditor Agreement (but without any interest in the Boeing Capital First Priority Collateral);

WHEREAS, in connection therewith, and in view of the numerous amendments included in and to be made to the Existing Intercreditor Agreement, the parties hereto desire to amend and restate the Existing Intercreditor Agreement;

NOW, THEREFORE, in consideration of the premises and the agreements, provisions and covenants herein contained, the parties hereto hereby amend and restate the Existing Intercreditor Agreement as follows:

	DECLARATION OF TRUST

NOW, THEREFORE, in order to continue to secure the payment of the Secured Obligations as provided herein and in the Collateral Documents and in consideration of the premises and the mutual agreements set forth herein, the Collateral Agent does hereby declare that it has held, holds and will hold as trustee in trust for the benefit of the holders of the Secured Obligations under this Agreement all of its right, title and interest in, to and under all the following, whether now existing or hereafter arising (and the Secured Parties do hereby consent thereto):

(A)	each of the existing Collateral Documents, and the rights
thereunder and the ability to exercise such rights and remedies, and the Collateral granted to the Collateral Agent thereunder;

(B)	each other Collateral Document, if any, and the rights
thereunder and the ability to exercise such rights and remedies, entered into pursuant hereto and the Collateral granted to the Collateral Agent thereunder; and

(C)	the Distribution Account.

TO HAVE AND TO HOLD the foregoing Collateral Documents and the entire Collateral (the right, title and interest of the Collateral Agent in the Collateral Documents and the Collateral being hereinafter referred to as the Trust Estate) unto the Collateral Agent and its successors in trust under this Agreement and its assigns forever;

IN TRUST, NEVERTHELESS, under and subject to the conditions herein set forth and for the benefit of the Secured Parties, and for the enforcement of the payment of all Secured Obligations, and as security for the performance of and compliance with the covenants and conditions of this Agreement, the Financing Agreements and each of the Collateral Documents;

AND IT IS HEREBY COVENANTED, DECLARED AND AGREED by and among the Secured Parties that all the Secured Obligations are to be secured and that all the Trust Estate is to be held, subject to the further covenants, conditions, uses and trusts herein set forth.

SECTION 1	DEFINITIONS

1.1	Certain Defined Terms.   The following terms used in this
Agreement shall have the following meanings:

Affiliate means, as applied to any Person, any other Person directly or indirectly controlling, controlled by, or under common control with, that Person. For the purposes of this definition, control (including, with correlative meanings, the terms controlling, controlled by and under common control with), as applied to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of that Person, whether through the ownership of voting securities or by contract or otherwise.

Amended and Restated Collateral Documents means each of the agreements, instruments and other documents identified on Schedule A hereto.

Amended and Restated Guaranties means each of the guaranties and agreements identified on Schedule B hereto.

Bankers  means Bankers Trust Company.

Bankruptcy Code means chapter 11 of the United States
Bankruptcy Code, 11 U.S.C. 101 et. seq., as amended from time to time.

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

Boeing Capital Notes means any note or notes issued by Huntway pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

Boeing Capital First Priority Collateral means entire right, title and interest that Huntway or Sunbelt, as the case may be, now has or may hereafter acquire in the following Collateral:

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

(vi)	all machinery and equipment  of Huntway or Sunbelt, as
the case may be, if the same is now or hereafter located at or used in connection with the Facilities, and all replacements and substitutions therefor (the Equipment); and

(vii)	all proceeds of any and all of the foregoing, to the
extent not otherwise included, all payments under insurance or any indemnity, warranty or guaranty, payable by reason of loss or damage to or otherwise with respect to any of the foregoing. The term proceeds includes whatever is receivable or received when components of the Wilmington Property, Benicia Property, Pinal Property, Facilities, Appurtenances, Equipment or proceeds are sold, collected, exchanged or otherwise disposed of, whether such disposition is voluntary or involuntary, and includes, without limitation, all rights to payment, including returned premiums, with respect to any insurance relating thereto.

Boeing Capital First Priority Collateral Proceeds means any funds or property received from the collection of, sale or other disposition of, set off against or foreclosure upon any of the Boeing Capital First Priority Collateral.

Boeing Capital Second Priority Collateral means all Collateral other than Boeing Capital First Priority Collateral, and includes, without limitation, all Collateral as defined in the Amended and Restated Current Assets Pledge and Security Agreement and the Collateral Accounts Security Agreement included in the Collateral Documents.

Boeing Capital Second Priority Collateral Proceeds means any funds or property received from the collection of, sale or other disposition of, set off against or foreclosure upon any of the Boeing Capital Second Priority Collateral.

 B of A  means Bank of America, N.A.

 B of A Credit Agreement means the Business Loan Agreement
(Receivables and Inventory) dated as of October 29, 1999, between B of A and Huntway, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Business Day means any day excluding Saturday, Sunday and any day which is a legal holiday under the laws of the State of New York or is a day on which banking institutions located in such state or the state in which Boeing Capital or the LOC Bank is located are authorized or required by law or other governmental action to close.

Code means the Uniform Commercial Code as the same may from time to time be in effect in the State of New York.

Collateral means the collateral of every nature assigned to the Collateral Agent or granted by Huntway or any of its Affiliates in favor of the Collateral Agent to secure the Secured Obligations pursuant to the Collateral Documents.

Collateral Accounts Security Agreement  means that certain
Second Amended and Restated Collateral Accounts Security Agreement among Huntway, Sunbelt, the Collateral Agent and B of A, as agent for the Collateral Agent, dated as of October 29, 1999, as it may be amended, amended and restated, supplemented or modified from time to time.

Collateral Agent means United States Trust Company of New York, in its capacity as a collateral trustee and collateral agent hereunder, any successor collateral trustee or collateral agent appointed pursuant to
Section 3 hereof and any co-collateral trustee or collateral agent appointed pursuant to Section 3 hereof.

Collateral Documents means the Amended and Restated Collateral
Documents, the Amended and Restated Guaranties, and any other documents, instruments, and agreements executed by Huntway or any of its Affiliates in favor of the Collateral Agent in order to grant to the Collateral Agent a Lien on any real, personal or mixed property as security for the Secured Obligations and shall also include any guarantees delivered by any of Huntways Affiliates in connection therewith, and any and all financing statements and amendments and continuation statements filed in connection therewith and any and all filings and recordings thereof and any other amendments thereto.

Convertible Note Holders means the holders from time to time of the Convertible Notes.

Convertible Note Obligations means all obligations of Huntway arising under the Senior Subordinated Indenture.

Convertible Notes means the 9.75% Senior Subordinated Secured
Convertible Notes due 2007 issued by the Company under the Senior
Subordinated Indenture.

Directing Parties means the following:

(x)	for purposes of directing the Collateral Agent with
respect to any actions to be taken with respect to the Boeing Capital First Priority Collateral and the Collateral Documents encumbering such Collateral, Secured Parties who hold not less than 51% of the outstanding principal amount of the Boeing Capital Notes; provided, that upon payment in full of the Boeing Capital Notes, Directing Parties for the purposes described in this clause (x) means Secured Parties holding not less than 66_% of the outstanding principal amount of the Convertible Notes (it being expressly acknowledged and agreed by the LOC Bank, for the benefit of the other Secured Parties, Huntway and Sunbelt, that the LOC Bank has no interest in or right, contingent or otherwise, to direct the Collateral Agent with respect to any actions to be taken with respect to the Boeing Capital First Priority Collateral or the Collateral Documents encumbering such Collateral);

 (y)	for purposes of directing the Collateral Agent with
respect to the Boeing Capital Second Priority Collateral and all Collateral Documents encumbering such Collateral and all Guaranties, Secured Parties who hold not less than 51% of the LOC Obligations; provided, that upon payment in full of the LOC Obligations (without replacement of the B of A Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (y) means Secured Parties holding not less than 51% of the outstanding principal amount of the Boeing Capital Notes; provided further, that upon payment in full of the Boeing Capital Notes and the LOC Obligations (without replacement of the B of A Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (y) means Secured Parties holding not less than 66_% of the outstanding principal amount of the Convertible Notes; and

(z)	for any other purpose, Secured Parties who hold not less
than 51% of the outstanding principal amount of the Boeing Capital Notes and not less than 51% of the LOC Obligations; provided, that upon payment in full of the Boeing Capital Notes and the LOC Obligations (without replacement of the B of A Credit Agreement by the Replacement Letter of Credit Agreement) and termination of the commitments to extend credit thereunder, Directing Parties for the purposes described in this clause (z) means Secured Parties holding not less than 66_% of the outstanding principal amount of the Convertible Notes.

Directing Parties Request, Order or Instruction means any request, order or instruction delivered to a Responsible Officer of the Collateral Agent signed by Secured Parties constituting not less than Directing Parties and certifying that the parties giving such direction represent one or more of (i) not less than 51% of the LOC Obligations,
(ii) not less than 51% of the outstanding principal amount of the Boeing Capital Notes, or (iii) not less than 66_% of the outstanding principal amount of the Convertible Notes, and that such parties constitute Directing Parties for purposes of such request, order or instruction and are entitled to give such direction hereunder.

Distribution Account has the meaning ascribed to that term in subsection 3.2.

Divestiture means the sale, lease, assignment or other transfer for value by Huntway or any of its Affiliates to any Person of Collateral consisting of (i) any of the stock of any Subsidiary of Huntway to a Person other than Huntway or one of its Subsidiaries, (ii) all or substantially all of the assets of any division or line of business of Huntway and its Subsidiaries, or (iii) any other assets or rights, or related group of assets or rights, of Huntway or any of its Subsidiaries having a sales price in excess of $150,000 (it being understood that if the sales price thereof exceeds $150,000, the entire value and not just the portion thereof in excess of $150,000 shall be subject to subsection 2.1) other than the sale of inventory in the ordinary course of business of Huntway or any of its Subsidiaries; provided that the term Divestiture shall not include Divestitures of assets that Huntway replaces within 60 days of the sale thereof; provided that the aggregate amount of such replaced assets shall not exceed $500,000 in any fiscal year of Huntway.

Divestiture Proceeds means cash proceeds (including any cash received by way of deferred payment pursuant to, or monetization of, a note receivable or otherwise, but only as and when so received) received from any Divestiture net of the direct costs relating to such Divestiture (including, without limitation, (i) amounts provided as a reserve in accordance with generally accepted accounting principles against any liabilities associated with such Divestiture and retained after such Divestiture including, without limitation, pension and other post-employment benefit liabilities, liabilities related to environmental laws and liabilities under any indemnification obligations associated with such Divestiture; provided, however, that to the extent any such amount set aside as a reserve is subsequently decreased or discontinued as a reserve, other than by reason of the payment of the liability represented thereby, such amounts shall constitute Divestiture Proceeds and (ii) legal, accounting and investment banking fees and sales commissions), taxes paid or payable (including, without limitation, income taxes reasonably estimated to be actually payable as a result of such Divestiture within two years of the date of the Divestiture), amounts required to be applied to the repayment of Indebtedness (other than the Secured Obligations) secured by a Lien on the asset or assets which are the subject of such Divestiture and any reserve for adjustment in respect of the sale price of such asset or assets; provided, however, that to the extent any such amount set aside as a reserve is subsequently decreased or discontinued as a reserve, other than by reason of the payment of the liability represented thereby, such amount shall constitute Divestiture Proceeds.

Environmental Claim means any written accusation, allegation, notice of violation, claim, demand, abatement order or other order or direction (conditional or otherwise) by any governmental authority or any Person for any damage, including without limitation, personal injury (including sickness, disease or death), tangible or intangible property damage, contribution, indemnity, indirect or consequential damages, damage to the environment, nuisance, pollution, contamination or other adverse effects on the environment, or for fines, penalties or restrictions, in each case relating to, resulting from or in connection with Hazardous Materials and relating to Huntway, any of its Subsidiaries, any of their respective Affiliates or any facility.

Event of Default shall mean (a) in the case of the LOC Bank, an event of default as defined in the Letter of Credit Agreement as a result of a failure to pay any portion of the principal of or interest accrued on the LOC Obligations (whether by acceleration or otherwise); or (b) in the case of the Boeing Capital Loan Obligations, an Event of Default as defined in the Boeing Capital Loan Agreement as a result of a failure to pay any portion of the principal of or interest accrued on the Boeing Capital Loan Obligations (whether by acceleration or otherwise); or (c) in the case of the Convertible Note Obligations, an Event of Default as defined in the Senior Subordinated Indenture as a result of a failure to pay any portion of the principal of or interest accrued on the Convertible Note Obligations (whether by acceleration or otherwise).

Existing Intercreditor Agreement has the meaning assigned thereto in the Recitals hereto.

Extraordinary Proceeds means (i) Divestiture Proceeds, (ii) any funds or property received from the sale or other disposition of, set off against or foreclosure upon any of the Collateral, and (iii) any cash, securities or other property received by any Secured Party or any Person representing a Secured Party or represented by a Secured Party in or under any bankruptcy, reorganization, liquidation or adjustment of indebtedness of Huntway or its Subsidiaries and any portion of the Collateral which is distributed in kind, in each case net of the expenses of retaking, holding and preparing for sale such Collateral, including, without limitation, reasonable attorneys fees and legal expenses.

Financing Agreements means the Letter of Credit Agreement, any notes issued pursuant thereto, the Boeing Capital Loan Agreement, the Boeing Capital Notes, the Senior Subordinated Indenture, the Convertible Notes, each Collateral Document and any other instruments, documents or agreements entered into in connection with any Secured Obligation or Financing Agreement.

Guaranties means the Amended and Restated Guaranties.

Guaranty Proceeds means any and all proceeds actually received by the Collateral Agent in connection with the enforcement of any Guaranty.

Hazardous Materials means any dangerous, toxic or hazardous pollutants, contaminants, chemicals, wastes, materials or substances as defined in or governed by any federal, state or local law, statute, code, ordinance, regulation, rule or other requirement relating to such substances or otherwise relating to the environment or human health or safety, including without limitation any wastes, materials, substances, pollutants or contaminants that might cause any injury to human health or safety or to the environment or might subject Huntway or Sunbelt to any imposition of costs or liability under any federal, state, local or foreign law, rule, regulation, code, ordinance, order, decree, directive, permit, license, judgment or other provision having the force of law, or common law, relating to pollution, contamination or protection of the environment or to public health and safety.

Huntway means Huntway Refining Company, a Delaware corporation that is the successor by merger to Huntway Partners, L.P., a Delaware limited partnership.

Huntway Holdings means Huntway Holdings, L.P., a Delaware limited partnership that was formerly a general partner of Huntway Partners, L.P.

Huntway Managing General Partner means Huntway Managing
Partner, L.P., a Delaware limited partnership that was formerly a general partner of Huntway Partners, L.P.

Junior Subordinated Debenture Indenture means the Amended and
Restated Junior Subordinated Debenture Indenture dated as of December 12, 1996 between Huntway and the trustee named therein, pursuant to which the Junior Subordinated Debentures are issued, as such indenture may be amended, supplemented or modified from time to time.

Letter of Credit Agreement means (i) before Huntway enters into a Replacement Letter of Credit Agreement in accordance with the provisions of Section 2.3 hereof, the B of A Credit Agreement and (ii) thereafter, the Replacement Letter of Credit Agreement.

Lien means any lien, mortgage, pledge, security interest, charge or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any agreement to give any security interest).

LOC Bank means (i) before Huntway enters into a Replacement
Letter of Credit Agreement in accordance with the provisions of Section 2.3 hereof, B of A, and (ii) thereafter, the Replacement LOC Bank.

LOC Obligations means the principal, interest, reimbursement, fee and other obligations owed to the LOC Bank arising under the Letter of Credit Agreement.

Mortgage means any deed of trust, mortgage or similar security document, and all amendments thereto, which in each case encumbers a fee or leasehold interest of Huntway or any of its Subsidiaries in real property executed, acknowledged and delivered from time to time to the Collateral Agent to secure payment and performance of the Secured Obligations as any such Mortgage may be amended, amended and restated, supplemented or otherwise modified from time to time.

Non-Directing Party means, with respect to any particular instruction given by Directing Parties to the Collateral Agent, each Secured Party that has not given or agreed with such instruction given to the Collateral Agent.

Ordinary Course Receipts means monies received by Huntway or any of its Subsidiaries in connection with the conduct of the ordinary course of their businesses, including from the sale of inventory but excluding Extraordinary Proceeds.

Permitted Investments shall mean (a) marketable securities issued or directly and fully guaranteed or insured by the United State of America or any agency or instrumentality thereof having maturities of not more than six months from the date of acquisition, (b) time deposits and certificates of deposit of any domestic commercial bank of recognized standing having capital and surplus in excess of U.S. $100,000,000 and a Keefe Bank Watch Rating of C or better, with maturities of not more than six months from the date of acquisition, (c) commercial paper rated at least A-1 or the equivalent thereof by Standard & Poors Corporation or at least P-1 on the equivalent thereof by Moodys Investors Service, Inc. and in each case maturing within six months after the date of acquisition,
(d) repurchase obligations with a term of not more than thirty days for underlying securities of the types described in clauses (a), (b) and (c) entered into with any bank meeting the qualifications specified in clause
(b) above or with a securities dealer acceptable to the Collateral Agent; provided that possession or control of the underlying securities has been delivered to the Collateral Agent and (e) deposit or other accounts, including money market or similar accounts, with the Collateral Agent; provided that in order to provide the Collateral Agent, for the benefit of the Secured Parties, with a perfected security interest therein, each Permitted Investment described in clauses (a), (b), or (d) above shall be either:

(i)	evidenced by negotiable certificates or instruments, or
if non-negotiable then issued in the name of the Collateral Agent, its nominee name or its custodian or its custodians nominee name, which (together with any appropriate instruments of transfer) are delivered to, and held by, the Collateral Agent (or its nominee, its custodian or its custodians nominee) or any agent thereof (which shall not be Huntway or any of its Affiliates) in the State of New York; or

(ii)	in book-entry form and issued by the United States and
subject to pledge under applicable state law and Treasury regulations and as to which appropriate measures shall have been taken for perfection of such security interests.

Person shall mean an individual, a partnership, a corporation, a business trust, a joint stock company, a trust, an unincorporated association, a joint venture, a governmental entity or another entity of whatever nature.

Refinancing and Amendatory Agreement means the Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway, Sunbelt, the Secured Parties (other than B of A) and others.

Replacement Letter of Credit Agreement has the meaning assigned thereto in Section 2.3.

Replacement LOC Bank means the financial institution issuing letters of credit under any Replacement Letter of Credit Agreement.

Responsible Officer means the officer or assistant officer of the Collateral Agent identified to receive notices pursuant to Section 4.1 hereof and any other officer or assistant officer of the Collateral Agent assigned to the Corporate Trustee Administration Division, or any successor to such department or, in the case of a successor trustee, an officer assigned to the department, division or group performing the corporate trust work of such successor and also means with respect to any particular corporate trust matter any other officer of the Collateral Agent to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

Section 726 has the meaning assigned to that term in Section
2.8.

Section 726 Action has the meaning assigned to that term in
Section 2.8.

Secured Obligations means all LOC Obligations, all Boeing
Capital Loan Obligations, all Convertible Note Obligations and all other amounts payable by Huntway and the Secured Parties (other than the Collateral Agent) under subsections 3.14 and 3.17 of this Agreement and under the Financing Agreements and the Collateral Documents (including, without limitation, the fees, expenses, liabilities and indemnification of the Collateral Agent as provided herein and therein) and all amounts payable to the Collateral Agent hereunder.

Secured Parties means the Collateral Agent, the Senior
Subordinated Indenture Trustee, Boeing Capital, the Convertible Note Holders and the LOC Bank; provided that Secured Parties does not include the LOC Bank insofar as this Agreement relates to the Boeing Capital First Priority Collateral.

Senior Subordinated Indenture means the Indenture dated as of October 15, 1997 between the Company and State Street Bank and Trust Company, as trustee, pursuant to which the Convertible Notes are issued, as such agreement may be amended, amended and restated, supplemented or modified from time to time.

Senior Subordinated Indenture Trustee means State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture, together with its successors and assigns.

Sharing Event means the occurrence of one or more of the following events (a) Huntway shall have an order for relief entered with respect to it or commenced a voluntary case under the Bankruptcy Code or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in a involuntary case, or to the conversion to a voluntary case, under any such law or a petition for relief against Huntway in an involuntary case or proceeding under the Bankruptcy Code or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect is filed and either (i) Huntway fails to timely controvert such petition or (ii) such petition is not stayed or dismissed within 90 days or (b) the acceleration of the payment of the entire outstanding principal amount of the LOC Obligations (or the cash collateralization thereof), the Boeing Capital Loan Obligations or the Convertible Note Obligations, as the case may be, under and as provided in the Letter of Credit Agreement, the Boeing Capital Loan Agreement or the Senior Subordinated Indenture, as the case may be.

Sharing Event Notice has the meaning assigned to that term in
Section 3.4.

Subsidiary means any corporation, association or other business entity of which more than 50% of the total voting power of shares of stock entitled (without regard to the occurrence of any contingency) to vote in the election of directors, managers or trustees thereof is at the time owned or controlled, directly or indirectly, by any Person or one or more of the other Subsidiaries of that Person or a combination thereof.

Sunbelt means Sunbelt Refining Company, L.P., a Delaware limited partnership.

Trust Estate has the meaning given to such term in the Declaration of Trust preceding Section 1 hereof.

1.2	Other Definitional Provisions; Interpretation.  References to
Sections, subsections, Exhibits and Schedules shall be to Sections, subsection, Exhibits and Schedules, respectively, of this Agreement unless otherwise specifically provided. Any of the terms defined in subsection 1.1 may, unless the context otherwise requires, be used in the
singular or the plural depending on the reference.   In this Agreement,
hereof, herein, hereto, hereunder and the like mean and refer to this Agreement as a whole and not merely to the specific section, paragraph or clause in which the respective word appears; words importing any gender include the other gender; references to writing include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words including, includes, and include shall be deemed to be followed by the words without limitation; references to Persons include their respective permitted successors and assigns or, in the case of governmental Persons, Persons succeeding to the relevant functions of such Persons; and all references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations.

SECTION 2	AGREEMENTS AMONG THE SECURED PARTIES

2.1	Agreements as to Secured Obligations and Future Payments and
Distributions.

A.	Payments and Distributions Prior to Sharing Event.  So
long as no Sharing Event has occurred and is continuing Huntway shall be entitled to repay the Secured Obligations or to pay its other obligations with Ordinary Course Receipts, Extraordinary Proceeds and Guaranty Proceeds.

B.	Payments and Distributions Subsequent to Sharing Event.

1.	Distribution Priorities.  In the event a Sharing Event
occurs and for so long as such Sharing Event continues, and subject to
Section 2.1(B)(3) hereof: (i) any and all Ordinary Course Receipts received by any Secured Party (and, if such Sharing Event is a Sharing Event described in clause (a) of the definition thereof, any amounts owing by Huntway upon a drawing of any amount available under any letter of credit issued pursuant to the Letter of Credit Agreement, when received by the LOC
Bank) shall be delivered to the Collateral Agent for deposit into the Distribution Account and applied by the Collateral Agent in accordance with the order of priority set forth in FIRST through THIRD below; and (ii) any and all Extraordinary Proceeds and Guaranty Proceeds actually received by the Collateral Agent, whether in connection with the enforcement of the Collateral Documents, a Divestiture, a distribution in bankruptcy or otherwise, under this Agreement shall be distributed as promptly as practicable by the Collateral Agent as follows (irrespective of when such Extraordinary Proceeds, Guaranty Proceeds or other amounts come into the possession of the Collateral Agent):

FIRST: To the payment of the reasonable costs and expenses of such sale, collection or other realization, including reasonable compensation to the Collateral Agent and its agents and counsel, and to the payment of any and all reasonable expenses and costs and all other liabilities and indemnification made, incurred or suffered by the Collateral Agent and its agents and counsel, including (but not limited to) amounts required to be provided to the Collateral Agent pursuant to subsection 3.14, in connection therewith or in connection with this Agreement or the Collateral Documents (which costs and expenses, expenses and costs and other liabilities and indemnification shall be charged against the sub-accounts of the Distribution Account as provided in Section 3.2C);

SECOND: After payment in full of the outstanding obligations described in subsection 2.1(B)(1) FIRST, then:

 (x)	all Boeing Capital First Priority Collateral
Proceeds shall be applied as follows: first, to the ratable payment of all Boeing Capital Loan Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Boeing Capital Loan Obligations; and second, after giving effect to the provisions of clause first, to the ratable payment of the Convertible Note Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Convertible Note Obligations (it being expressly acknowledged and agreed by the LOC Bank, for the benefit of the other Secured Parties, Huntway and Sunbelt, that none of the Boeing Capital First Priority Collateral is for the benefit of the LOC Obligations); and

(y)	all Boeing Capital Second Priority Collateral
Proceeds and Guaranty Proceeds shall be applied as follows: first, to the ratable payment or cash collateralization, as applicable, of all LOC Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the LOC Obligations; second, after giving effect to the provisions of clause first, to the ratable payment of all Boeing Capital Loan Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Boeing Capital Loan Obligations; and third, after giving effect to the provisions of clauses first and second, to the ratable payment of the Convertible Note Obligations, provided that there shall have occurred a Sharing Event described in clause (a) of the definition thereof or described in clause (b) of such definition relating to the Convertible Note Obligations; and

THIRD: After giving effect to the provisions of FIRST and SECOND above, to the payment or upon the order of Huntway, or to whomsoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct, of any surplus then remaining from such Ordinary Course Receipts, Extraordinary Proceeds, Guaranty Proceeds and other amounts.

The foregoing distributions set forth in FIRST through THIRD to the contrary notwithstanding, should Huntway or Sunbelt assert that any Secured Party other than the Collateral Agent or the LOC Bank has committed a 726 Action (as defined in Section 2.8 hereof): (i) any distributions that would otherwise be made hereunder to such Secured Party shall be suspended unless such Secured Party has debt offerings rated BBB+ or better by Moodys Investor Service, Inc. or an equivalent rating by another recognized rating agency (any such Secured Party being Investment Grade) and shall be held by the Collateral Agent in a separate investment account and invested in Cash Equivalents as directed by such Secured Party until there is a Final Judgment (as defined in Section 2.9 hereof); (ii) the Secured Party alleged to have committed the 726 Action (unless it is Investment Grade) shall receive no distributions until either the affected Secured Party or Parties have received payment in full of the Secured Obligations owed to them or there has been a Final Judgment holding that such Secured Party did not commit a 726 Action or such 726 Action did not damage the other Secured Parties; and
(iii) should there be a Final Judgment holding that any such Secured Party committed a 726 Action that adversely affected the distributions hereunder to any other Secured Party or Parties, payments otherwise payable to the Secured Party committing the 726 Action shall be paid within fifteen (15) days of the entry of such Final Judgment to the adversely affected Secured Party or Parties until such Secured Party or Parties have been paid in full for the damages suffered by them as a result of such 726 Action.

2.	Lien Priorities.  Notwithstanding the date, manner
or order of perfection of the Liens granted to the Collateral Agent for the benefit of the Secured Parties or any provisions of the Code, the Bankruptcy Code or other applicable law or decision or any other Financing Agreement or whether any Secured Party holds possession of all or any part of the Collateral, as between the Secured Parties, the relative priority of distributions to, and the Liens for the Benefit of, the Secured Parties in the Collateral shall be as set forth in subsection 2.1B(1) above.

3.	Basis for Distributions.  All distributions
required to be applied in accordance with this subsection 2.1B shall be based on the amount of the applicable type of Secured Obligations outstanding as of the date on which payments required to be applied in accordance with this subsection 2.1B are distributed by the Collateral Agent. In determining the amount of the Secured Obligations outstanding as of any date the Collateral Agent shall be conclusively entitled to rely upon written certifications of the Secured Parties, Directing Parties Orders and Instructions and court orders and to make calculations as provided in Section 3.10.

C.	Certainty of Payments.

1.	Distribution Priorities Prevail.  Each of the
Secured Parties agrees that the provisions of this Agreement with respect to allocations and distributions of Extraordinary Proceeds, Guaranty Proceeds and Ordinary Course Receipts to the Secured Parties, including, without limitation, subsection 2.1B, shall prevail notwithstanding any event or circumstance, including, without limitation, in the event that, through the operation of any bankruptcy, reorganization, insolvency or other laws or otherwise, the Collateral Agents security interest in the Collateral is avoided in whole or in part or is enforced with respect to some, but not all, of the Secured Obligations then outstanding.

2.	Disclaimer of Inconsistent Benefits Under Law.  In
furtherance of the foregoing, each of the Secured Parties agrees that none of them shall be entitled to benefit from any avoidance action affecting or otherwise relating to any distribution or allocation made in accordance with the provisions of subsection 2.1B or any other provisions of this Agreement, whether by preference or otherwise, it being understood and agreed that the benefit of any such avoidance action otherwise allocable to them shall instead be allocated and turned over to the Person required to return monies or property to Huntway or any of its Affiliates in connection with such avoidance action.

3.	Reallocations and Adjustment.  Notwithstanding
anything in this Agreement to the contrary, if adjustments under this subsection 2.1C are required, the Collateral Agent shall reallocate and adjust any distributions that would otherwise be required to be made in accordance with subsections 2.1B(1) SECOND or THIRD, as the case may be, in order to give effect to this subsection 2.1C.

4.	Collateral Agent Entitled to Rely on Court Order.
Notwith-standing any other provision of this Agreement, the Collateral Agent shall be entitled to act in accordance with any order issued by a court of competent jurisdiction specifically directing the Collateral Agent to make distributions to the other Secured Parties and it shall be the responsibility of the other Secured Parties to seek the vacation or modification of such order if it is inconsistent with the agreements of such other Secured Parties set forth in this Agreement.

2.2	Amendments to Letter of Credit Agreement or Boeing Capital Loan
Agreement.
(1) The LOC Bank hereby agrees that it shall enter into no amendment, modification or waiver of any provision of the Letter of Credit Agreement having the effect of (i) decreasing the maximum amount of letters of credit available thereunder (subject to the terms and conditions thereof) below $20,000,000, (ii) decreasing the maximum aggregate amount of credit available thereunder (subject to the terms and conditions thereof) to below $20,000,000, (iii) increasing the aggregate amount of credit available thereunder to above $30,000,000, or (iv) shortening the maturity of the LOC Banks commitment to make loans or issue letters of credit thereunder, without the concurrence of the Directing Parties; provided, however, that the LOC Bank may enter into any amendment, modification or waiver affecting the terms and provisions of Borrowing Base as defined in the Letter of Credit Agreement; and provided, further, that the LOC Bank may terminate the B of A Credit Agreement if, concurrently with such termination, Huntway enters into a Replacement Letter of Credit Agreement.

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

2.3	Replacement Letter of Credit Agreement.

If and only if

(i0	the LOC Bank certifies to the Collateral Agent that (w) all
commitments to extend credit, including all commitments to issue, renew or extend letters of credit, under the B of A Credit Agreement have been canceled or expired, (x) all letters of credit issued under the B of A Credit Agreement have been canceled or terminated or have been backed up by letters of credit issued under a Replacement Letter of Credit Agreement,
(y) all principal, interest and amounts owed under or in respect of all letters of credit issued under the B of A Credit Agreement have been paid in full and (z) the LOC Bank has ceased to be a Secured Party and has ceased to have any interest in the Boeing Capital Second Priority Collateral;

(ii0	Huntway enters into a Replacement Letter of Credit Agreement;
and

(iii0	the Replacement LOC Bank executes and delivers to the
Collateral Agent an Acknowledgment substantially in the form of Schedule I hereto, pursuant to which such Replacement LOC Bank shall agree to be bound by the provisions of this Agreement;

then such Replacement Letter of Credit Agreement shall be the Letter of Credit Agreement hereunder, such Replacement LOC Bank shall be the LOC Bank hereunder, the principal, interest, reimbursement, fee and other obligations owed to the Replacement LOC Bank arising under such Replacement Letter of Credit Agreement shall be the LOC Obligations hereunder, and the Replacement LOC Obligations under such Replacement Letter of Credit Agreement shall be secured by the Collateral. As used herein, a Replacement Letter of Credit Agreement means any agreement to issue letters of credit for the account of Huntway (which may, but need not, also provide for revolving credit borrowings for working capital purposes) containing the following terms and conditions: (i) the letters of credit issued thereunder shall be used solely to support (x) purchases of crude oil and inventory, (y) obligations under hedging agreements relating to the price of crude oil and (z) on a backup basis, letters of credit outstanding under the B of A Credit Agreement during the transition period following the replacement thereof by such agreement; (ii) the maximum aggregate amount of letters of credit available thereunder (subject to the terms and conditions thereof, including the terms and conditions relating to the borrowing base) shall not be less than $20,000,000; (iii) the aggregate amount of credit thereunder shall not exceed $30,000,000; (iv) the term of such agreement shall not be less than 12 months; and (v) the obligations of Huntway thereunder shall not be secured by any assets of Huntway or its affiliates other than the Collateral; as such agreement may be amended, amended and restated, supplemented or modified from time to time.

2.4	Release of Collateral.   Notwithstanding anything herein or any
Collateral Document to the contrary, the Directing Parties shall be entitled to instruct the Collateral Agent in writing to release all or any portion of the Collateral from the security interests granted to the Collateral Agent for the benefit of the Secured Parties only as follows:

 (ai	The security interests granted for the benefit of the
Secured Parties in particular Collateral may be released at any time in connection with the sale or other disposition of such Collateral; provided that, in the event Responsible Officers of the Collateral Agent shall have received written notice of a Divestiture, the Collateral Agent shall not take action to release such Collateral unless arrangements satisfactory to the Collateral Agent have been made for the delivery to the Collateral Agent of the Divestiture Proceeds required to be delivered to the Collateral Agent at the closing of such disposition; and

(bi	The security interests granted for the benefit of the
Secured Parties in particular Collateral may be released at any time upon receipt by the Collateral Agent of both (x) a Directing Parties Request, Order or Instruction issued by Secured Parties who are at such time Directing Parties with respect to actions to be taken with respect to such Collateral and (y) a certificate from those other Secured Parties. if any, who, under the definition of Directing Parties, could become Directing Parties with respect to actions to be taken with respect to such Collateral pursuant to the proviso(s) in such definition, which certificate directs the Collateral Agent to release such Collateral and certifies that such Secured Parties could become Directing Parties under the circumstances described in this clause (y) and are entitled to give such certificate hereunder; provided that (i) no more than $500,000 may be released pursuant to this clause (b) during any fiscal year of Huntway and upon receipt by a Responsible Officer of the Collateral Agent of a written notice that a Sharing Event has occurred and is continuing, the Collateral Agent shall not be required to release any Collateral under this clause (b). The Collateral Agent shall have no duty to determine the value of any such Collateral or the pendency of a Sharing Event and shall be entitled to rely upon statements of value and absence of Sharing Event set forth in the Directing Parties Request, Order or Instruction. Any release of Collateral effected in accordance with such Directing Parties Request, Order or Instruction shall be deemed not to impair the security interest in any remaining portion of the Collateral.

The Collateral Agent may also release the Collateral from the security interests granted to the Collateral Agent for the benefit of the Secured Parties upon receipt of written certification from all of the Secured Parties that the Secured Obligations have been indefeasibly paid in full as provided in the Collateral Documents. All releases of Collateral from the security interests granted to the Collateral Agent for the benefit of the Secured Parties described in this subsection 2.4 shall be made with respect to all Secured Obligations secured by such Collateral.

2.5	Notices of Events of Default.

 (a)	The LOC Bank agrees to promptly notify each of the other
Secured Parties of the occurrence of an event of default under the Letter of Credit Agreement or an acceleration of the payment of the LOC
Obligations (or cash collateralization thereof) thereunder; provided, however, that no delay in giving or failure to give such notification shall in any way restrict the LOC Banks ability to exercise its rights and remedies under the LOC Agreement or this Agreement.

(b)	Boeing Capital agrees to promptly notify each of the
other Secured Parties of the occurrence of an Event of Default under the Boeing Capital Loan Agreement or an acceleration of the payment of the Boeing Capital Loan Obligations thereunder.

2.6	 Instructions to Senior Subordinated Indenture Trustee.

The holders of the Convertible Note Obligations party to this Agreement agree to give written instructions to the Senior Subordinated Indenture Trustee to take actions (with sufficient particularity of instruction) consistent with the agreements of such holders under this Agreement.

2.7	B of A to act as Agent of Collateral Agent pursuant to the
Collateral Accounts Agreement.

Each of the Secured Parties hereby authorizes B of A to serve as agent for the Collateral Agent, prior to the occurrence of a Sharing Event, pursuant to the Collateral Accounts Agreement and the actions contemplated thereby and the Collateral Agent hereby appoints B of A to so act as its agent.

2.8	Actions with respect to the Huntway or Sunbelt Assets.

Secured Parties agree and acknowledge that the Boeing Capital
First Priority Collateral includes real property located within the States of Arizona and California. Secured Parties other than the Collateral Agent and the LOC Bank further agree and acknowledge that they are familiar with the provisions of California Code of Civil Procedure Section 726
(Section 726), and while they do not believe that it applies to the relationships between Huntway, Sunbelt and Secured Parties, each agrees to act in a manner as if Section 726 applied. Thus, each Secured Party other than the Collateral Agent and the LOC Bank agrees that notwithstanding anything in Section 3.8 hereof to the contrary, it shall not commit an action within the meaning of Section 726 to recover any Secured Obligation or enforce any right secured by any deed of trust or mortgage included in the Collateral Documents (726 Action), which such actions include, among other actions, exercising rights of set-off against any of the Huntway or Sunbelt assets, regardless of whether such assets are pledged to Collateral Agent for the benefit of Secured Parties but shall exclude actions taken in accordance with the Code on Collateral in which it has a security interest.

2.9	Indemnification with respect to an Asserted 726 Action.

Each Secured Party other than the Collateral Agent, the Senior
Subordinated Indenture Trustee in its individual capacity and the LOC Bank (each, an Indemnifying Party) shall pay, indemnify, defend, and hold every other Secured Party other than the LOC Bank (each, an Indemnified Person), harmless (to the fullest extent permitted by law) from and against any and all suits, actions, and damages, and all reasonable attorneys fees, including those incurred in proceedings brought pursuant to the Bankruptcy Code and disbursements and other costs and expenses actually incurred in connection therewith (as and when they are incurred), at any time incurred by such Indemnified Person as a result of a breach or violation by such Indemnifying Party of its obligations under Section 2.8 hereof, as determined in a final judgment (Final Judgement) by a court of competent jurisdiction in either a proceeding brought among Secured Parties or a proceeding brought by Huntway or Sunbelt against the Collateral Agent or other Secured Parties seeking to prevent a foreclosure under one or more of the Collateral Documents encumbering the real property. Any sums not paid by or on behalf of a Secured Party other than the Collateral Agent (including, without limitation, payments made pursuant to the final paragraph of Section 2.1B(1) hereof from distributions withheld from such Secured Party) within 15 days of the date of entry of a Final Judgment holding that such Secured Party breached or violated its obligations under
Section 2.8 hereof shall bear interest, compounded monthly, at the rate of ten percent (10%) per annum from the date of entry at such Final Judgment.

SECTION 3	CONCERNING THE COLLATERAL AGENT

3.1	Appointment of the Collateral Agent.

The Secured Parties hereby confirm the appointment of United
States Trust Company of New York to serve as the collateral trustee for, the collateral agent for and the representative of each such Secured Party (in such capacity, the Collateral Agent) and authorize the Collateral Agent to act as agent for the Secured Parties for the purposes of executing and delivering the Collateral Documents on their behalf and, subject to the provisions of this Agreement, holding the Liens created by this Agreement and the Collateral Documents and enforcing the Secured Parties rights in respect of the Collateral and the obligations of Huntway and its Affiliates under the Collateral Documents. The Secured Parties hereby direct the Collateral Agent to enter into this Agreement.

3.2	The Distribution Account.

A.	Establishing the Distribution Account.

1.	The Collateral Agent shall continue to maintain at
its office at 114 West 47th Street, New York, New York 10036, the account established pursuant to Section 3.2A of the Existing Intercreditor Agreement, which shall be entitled the Huntway Distribution Account (the Distribution Account). All moneys which are required by this Agreement or the Collateral Documents to be delivered to the Collateral Agent or which are received by the Collateral Agent or any agent or nominee of the Collateral Agent in respect of the Collateral, whether in connection with the exercise of the remedies provided in this Agreement or the Collateral Documents or otherwise, shall be deposited in the Distribution Account and thereafter shall be held by the Collateral Agent as part of the Collateral and applied in accordance with the terms of this Agreement. All moneys paid to the Collateral Agent shall be deemed to be paid at its office identified above.

2.	The Secured Parties agree that any Extraordinary
Proceeds and any Guaranty Proceeds received by any Secured Party shall be promptly turned over to the Collateral Agent, and upon receipt of any Extraordinary Proceeds or Guaranty Proceeds, the Collateral Agent shall, in the event Section 2.1B of this Agreement is applicable, make a distribution in accordance with the priorities set forth in such Section; provided that this subsection 3.2A(2) shall not apply to any distributions made by the Collateral Agent to any such Person in accordance with this Agreement or any distributions received by such Person directly from Huntway which such Person is entitled to retain as provided under this Agreement, including under subsection 2.1A.

3.	The Collateral Agent shall segregate in separate
sub-accounts in the Distribution Account the moneys that are the proceeds of the Boeing Capital First Priority Collateral and the moneys that are the proceeds of the Boeing Capital Second Priority Collateral and the Guaranty Proceeds.

B.	Control of Distribution Account.  All right, title and
interest in and to the Distribution Account shall vest in the Collateral Agent, and funds on deposit in the Distribution Account shall constitute part of the Collateral. The Distribution Account shall be subject to the exclusive dominion and control of the Collateral Agent.

C.	Investment of Funds Deposited in Distribution Account.
The Collateral Agent shall invest and reinvest moneys on deposit in the Distribution Account at any time in Permitted Investments as set forth in a Directing Parties Request, Order or Instruction. All such investments of moneys segregated in a particular sub-account of the Distribution Account, and the interest and income received thereon and the net proceeds realized on the sale thereof, shall be held in the Distribution Account as part of the Collateral and segregated in such sub-account. The Collateral Agent shall have no responsibility or liability for any loss resulting from a fluctuation in interest rates or the sale or other disposition of any Permitted Investment prior to its maturity date or otherwise or for any loss whatsoever, including a loss of principal or interest resulting from an investment made in accordance with such Directing Parties Request, Order or Instruction. The Collateral Agent shall as promptly as practicable reinvest the moneys on deposit in the Distribution Account. In addition to the payment of expenses pursuant to any other Section of this Agreement, the Collateral Agent may deduct from the funds on deposit in the Distribution Account all the actual and reasonable costs and expenses that the Collateral Agent and its agents and counsel may incur in connection with (a) the custody or preservation of, or the sale of, collection from, or other realization of the Collateral or (b) the exercise or enforcement of any of the rights of the Collateral Agent hereunder or under the Collateral Documents. Such costs and expenses shall be charged against the particular sub-account to which such costs and expenses relate or, if such costs and expenses relate to both sub-accounts, pro rata in proportion to the then outstanding amount of the LOC Obligations and the Boeing Capital Loan Obligations. In the event that the charges against either sub-account exceed the amount in such sub-account (the underfunded sub-account) at such time, the Collateral Agent may charge the other sub-account for the amount of such excess, provided that the Collateral Agent shall restore amounts charged to such sub-account from deposits, if any, that are thereafter made to the underfunded sub-account prior to making any other distributions from the underfunded sub-account.

3.3	Administration and Exercise of Remedies by the Collateral
Agent. The Collateral Agent agrees to administer the Collateral Documents and the Collateral and to make such demands and give such notices under the Collateral Documents as the Directing Parties may request in writing, and to take such action to enforce the Collateral Documents and to foreclose upon, collect and dispose of the Collateral or any portion thereof as may be directed in writing by the Directing Parties provided, however, that prior to taking any action the Collateral Agent shall receive an amount satisfactory to it to cover its costs and expenses of such action, together with indemnity satisfactory to it to cover any and all further costs and expenses, from the Secured Parties (other than the Collateral Agent) and, if requested, confirmation of the indemnity provided in Section 3.14. Subject to taking instruction from the Directing Parties as provided herein and in the Collateral Documents, the Collateral Agent agrees (i) that upon receipt of a Directing Parties Request, Order or Instruction to exercise such of the rights and powers vested in it hereunder and under the Collateral Documents, including in connection with the foreclosure upon any Collateral, and (ii) upon receipt by a Responsible Officer of the Collateral Agent of a Sharing Event Notice, to use the same degree of care and skill in carrying out the directions of the Directing Parties as a prudent person would exercise or use under the circumstances in the conduct of his own affairs. The Collateral Agent shall execute and deliver after the date hereof additional Collateral Documents upon receipt of Directing Parties Request, Order or Instruction pursuant to which Huntway or its Affiliates grant to the Collateral Agent for the benefit of the Secured Parties security interests in additional Collateral, and shall take action under or with respect to this Agreement and the Collateral Documents and the Collateral at the instruction of the Directing Parties; provided that the Directing Parties shall not be required to deliver any such instruction or instructions or cause Huntway or any of its Affiliates to enter into any such Collateral Documents. The Collateral Agent shall not be required to take any action that is in its opinion contrary to law or to the terms of this Agreement or the Collateral Documents, or that would in its opinion subject it or any of its officers, employees, agents or directors to liability, including, without limitation, any action that may subject it or any such persons to liability under any state or federal environmental law, and the Collateral Agent shall not be required to take any action under this Agreement or the Collateral Documents unless and until the Collateral Agent shall be indemnified to its satisfaction by one or more of the Secured Parties against any and all loss, cost, expense or liability in connection therewith. The Collateral Agent shall have no responsibility to request opinions of counsel relating to the perfection of liens in the Collateral except to the extent specifically requested to do so by a Directing Parties Request, Order or Instruction.

3.4	Sharing Event Notice.

(ai	Any one or more of the LOC Bank or any other holder of a
Secured Obligation shall be entitled to deliver to the Collateral Agent a notice of the occurrence of a Sharing Event (a Sharing Event Notice) at any time if a Sharing Event has occurred and is continuing under the Letter of Credit Agreement, the Boeing Capital Loan Agreement or the Senior Subordinated Indenture. Upon receipt by the Collateral Agent of a Sharing Event Notice, the Collateral Agent shall promptly forward a copy of such notice to each of the other Secured Parties (other than the Person delivering such Sharing Event Notice). Upon the occurrence of a Sharing Event described in clause (a) of the definition thereof, any Secured Party may give notice to the Collateral Agent of the occurrence of such Sharing Event (which may be a joint notice from one or more Secured Parties).
Until and unless the Collateral Agent shall have received a Sharing Event Notice the Collateral Agent shall be entitled to assume that no Sharing Event has occurred and is continuing.

(bi	A Sharing Event Notice shall become effective upon
receipt thereof by the Collateral Agent and shall remain in effect unless it is canceled as provided in subsection 3.4(c).

(ci	The Person giving a Sharing Event Notice shall be
entitled to cancel it by delivering a written notice of cancellation to the Collateral Agent. The Collateral Agent shall promptly forward a copy of such cancellation to each of the other Secured Parties (other than the Person delivering such cancellation). Such notice of cancellation shall not affect any Sharing Event Notice given by any other Person.

3.5	Actions Requested by Directing Parties.  Each Secured Party
agrees that the Collateral Agent shall act as the Directing Parties may request in writing (regardless of whether any individual Secured Party agrees, disagrees or abstains with respect to such request and including, without limitation, any decision to release all or any portion of the Collateral, provided such request does not conflict with the express terms of this Agreement or the Collateral Documents), that the Collateral Agent shall have no liability for acting in accordance with such request and that no Directing Parties or Non-Directing Party shall have any liability to any Non-Directing Party or Directing Parties for any such request. The Collateral Agent shall give as promptly as practicable to each other Secured Party copies of written materials sent by the Collateral Agent to third parties, and notice of any other action taken, pursuant to the instructions of the Directing Parties to enforce any Collateral Document; provided, however, that the failure to give any copies of such materials or any such notice shall not impair the right of the Collateral Agent to take any such action or the validity or enforceability under this Agreement of the action so taken.

3.6	Limited Rights of Non-Directing Parties.  Each Secured Party
agrees that the only right of a Non-Directing Party under this Agreement relating to the Collateral and the Collateral Documents is for Secured Obligations held by such Non-Directing Party to be secured by the Collateral for the period and to the extent provided therein and in this Agreement (and subject to release of such collateral as directed by the Directing Parties), to receive a share of the proceeds of the Collateral, if any, to the extent and at the time provided in the applicable Collateral Document and in this Agreement and to have such other rights as are expressly set forth herein and therein, including under subsection 3.8. Non-Directing Parties shall nevertheless be bound by the terms of any Directing Parties Request, Order or Instruction and Non-Directing Parties must pay their proportionate share of the costs and expenses in connection with actions or inactions taken or omitted in accordance with such Directing Parties Request, Order or Instruction including any indemnity payments and advances; provided that the LOC Bank need not pay any share of costs and expenses in connection with any such actions or inactions related solely to the Boeing Capital First Priority Collateral or the Collateral Documents encumbering such Collateral.

3.7	Collateral Agent Requests for Directions.  The Collateral Agent
may, but shall not be obligated to, at any time request directions from the other Secured Parties as provided in this Agreement as to any course of action or other matter relating hereto or to any Collateral Document. Each of the Secured Parties (other than the Collateral Agent) agrees to respond to any such request as promptly as practicable and the Collateral Agent may refrain from taking any action until it receives such direction. Except as otherwise provided in this Agreement and the Collateral Documents, written directions given by the Directing Parties to the Collateral Agent hereunder shall be binding on all Secured Parties, including all Non-Directing Parties, for all purposes.

3.8	Enforcement through the Collateral Agent; Rights of Secured
Parties. Each of the Secured Parties (other than the Collateral Agent) agrees not to take any action whatsoever to enforce any term or provision of the Collateral Documents or to enforce any of its rights in respect of the Collateral except through the Collateral Agent in accordance with this Agreement. This subsection 3.8 shall preclude any Secured Party from proceeding against any Collateral in any action or proceeding or remedy available to such Secured Party under applicable law except through the Collateral Agent in accordance with this Agreement and the Collateral Documents; however, the other rights of the Secured Parties available under applicable law shall not be affected or limited by this subsection 3.8 or the other provisions of this Agreement except to the extent provided herein. In furtherance and not in limitation of the foregoing, but subject to Section 2.8 hereof, each Secured Party shall retain the right to sue and obtain judgment on any obligation owing to such Secured Party, to enforce its rights under this Agreement and the Collateral Documents in accordance with their terms and to file to commence a proceeding against Huntway or any other Person under the Bankruptcy Code and to file claims or otherwise participate in any such voluntary or involuntary bankruptcy proceedings, including the right to participate in any hearing or proceeding considering whether such Secured Party has received or will receive adequate protection as applicable under the Bankruptcy Code; provided that the Directing Parties shall at all times retain the right to instruct the Collateral Agent to administer and proceed against the Collateral as provided herein.

3.9	Payments to Secured Parties.  (a) Payments by the Collateral
Agent in respect of the LOC Obligations shall be made to the LOC Bank; (b) payments by the Collateral Agent with respect to the Boeing Capital Loan Obligations shall be made to Boeing Capital and (c) payments by the Collateral Agent with respect to the Convertible Note Obligations shall be made to the Senior Subordinated Indenture Trustee or its designee for distribution to the holders of the Convertible Notes in accordance with the terms of the Senior Subordinated Indenture.

3.10	Collateral Agents Calculations.  In making the determinations and allocations required by subsection 2.1B and the other provisions of this Agreement, the Collateral Agent may rely upon written certification supplied by the LOC Bank with respect to any amounts payable with respect to the LOC Obligations, by Boeing Capital as to any amounts payable with respect to the Boeing Capital Loan Obligations and by the Senior Subordinated Indenture Trustee as to any amounts payable with respect to the Convertible Note Obligations; provided, however, that if a dispute exists as to any determination or allocation, including with respect to the amount of any LOC Obligations, Boeing Capital Loan Obligations or Convertible Note Obligations, the Collateral Agent shall be entitled to conclusively rely upon a Directing Parties Request, Order or Instruction as to such matter or, if no such Directing Parties Request, Order or Instruction is provided within 10 business days after request therefor by the Collateral Agent to the other Secured Parties, as a court of competent jurisdiction may so direct. The Collateral Agent shall have no liability to Huntway, Sunbelt or any of the other Secured Parties for actions taken in reliance on such written certification, Directing Parties Request, Order or Instruction or court order. All distributions made by the Collateral Agent pursuant to subsection 2.1B and the other provisions of this Agreement shall be (subject to any decree of any court of competent jurisdiction) final, and the Collateral Agent shall have no duty to inquire as to the application by the LOC Bank, Boeing Capital or the Senior Subordinated Indenture Trustee of any amounts distributed to them. Notwithstanding anything else in this Agreement to the contrary, upon a determination by a court of competent jurisdiction of any distribution payable to any Secured Party, including any court having jurisdiction in any proceeding of Huntway under the Bankruptcy Code, any subsequent distribution shall be made in accordance therewith. If, at any time, the Collateral Agent reasonably determines in its sole discretion that an allocation or distribution previously made pursuant to subsection 2.1B or any other provision of this Agreement was based on a mistake of fact, the Collateral Agent may in its discretion, but shall not be obligated to, adjust subsequent allocations and distributions thereunder so that, on a cumulative basis, the Secured Parties receive the distributions to which they would have been entitled if such mistake of fact had not been made.

3.11	Further Assurances.  Each Secured Party  agrees from time to time to execute further instruments and documents and take all further action, including the delivery of information with respect to the Secured Obligations owing to such Secured Party and other matters, that may be necessary or reasonably requested in writing by the Collateral Agent in order to carry out or give effect to the provisions of this Agreement. The Collateral Agent shall be entitled to conclusively rely on any such instruments, documents or information.

3.12	Collateral Agent Duties and Responsibilities; Other Matters.

 (a)	The Collateral Agent shall have no duties or
responsibilities except those expressly set forth in this Agreement and the Collateral Documents and no others and no implied covenants or obligations shall be read into this Agreement against the Collateral Agent. The Collateral Agent shall not by reason of this Agreement or the Collateral Documents or the Trust Estate created hereunder have any fiduciary obligation to any Secured Party (including any obligation under the Trust Indenture Act of 1939, as amended). The Collateral Agent shall not be responsible to any other Secured Party for and may rely on any recitals, statements, representations or warranties contained in any Financing Agreement or in any certificate or other document referred to or provided for in, or received by any of them under, any Financing Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any Financing Agreement or any other document referred to or provided for therein or any Lien under any of the Collateral Documents or the perfection or priority of any such Lien or for any failure by Huntway, Sunbelt, any other Secured Party or any other Person (other than, provided the Collateral Agent has received a copy of the Financing Agreement under which such obligations arise, the Collateral Agent) to perform any of its respective obligations under any Financing Agreement. Without limiting the foregoing, the Collateral Agent shall not be required to take any action under any Collateral Document or to execute any additional Collateral Document, including any Mortgage, including, without limitation, any action to perfect any security interests granted in the Collateral pursuant to the Collateral Documents or to administer any Collateral, other than the filing of Mortgages and Uniform Commercial Code financing statements with respect to the Collateral as and where instructed by the Directing Parties. The Collateral Agent may employ agents and attorneys-in-fact and shall not be responsible, except as to money or securities received by it or its authorized agents, for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. Neither the Collateral Agent nor any of its directors, officers, employees or agents shall be liable or responsible for any action taken or omitted to be taken by it or them hereunder or in connection herewith, except for its or their own gross negligence or willful misconduct. The Collateral Agent shall not be liable for (i) any error of judgment made in good faith unless it is proved that the Collateral Agent was grossly negligent in ascertaining the pertinent facts, (ii) any action it takes or omits to take in good faith in accordance with a direction or instruction received by it pursuant to this Agreement or (iii) in reliance on or pursuant to an opinion of counsel. To the extent that the Collateral Agent becomes liable for the payment of taxes, including withholding taxes, in respect of income derived from the investment of funds held hereunder or any payment made hereunder, the Collateral Agent may pay such taxes. The Collateral Agent may withhold from any payment of monies held by it hereunder such amount as the Collateral Agent estimates to be sufficient to provide for the payment of such taxes not yet paid, and may use the sum withheld for that purpose.
The Collateral Agent shall be indemnified and held harmless against any liability for taxes and for any penalties or interest in respect of taxes on such investment income or payments in the manner provided in subsection 3.14.

(b)	No provision of this Agreement shall require the
Collateral Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of any of its rights or powers if it shall have reasonable grounds for believing that repayment of such funds or adequate indemnity against such risk or liabilities is not reasonably assured to it.

(c)	The duties and obligations of the Collateral Agent
hereunder and under the Collateral Documents shall in no way impair or affect any of the rights and powers of, or impose any duties or obligations upon, the Collateral Agent in its individual capacity. With respect to its status as a holder of Secured Obligations, the Collateral Agent shall have the same rights and powers hereunder as any other Secured Party and may exercise the same as though it were not performing the duties and functions delegated to it hereunder, and the terms LOC Bank, Secured Obligations, Boeing Capital Loan Obligations and Convertible Note Obligations or holders of Boeing Capital Notes or any similar term shall, unless the context clearly otherwise indicates, include United States Trust Company of New York in its individual capacity. The Collateral Agent and each of its Affiliates may accept deposits from, and generally engage in any kind of banking, trust, financial advisory or other business with Huntway or any Affiliate or Subsidiary of Huntway or any other Person as if it were not performing the duties specified herein, and may accept fees or other consideration from Huntway or any Affiliate or Subsidiary of Huntway or any other Person for services in connection with this Agreement and otherwise without having to account for the same to any other Secured Party or Person.

3.13	Reliance by the Collateral Agent.  The Collateral Agent shall be entitled to conclusively rely upon any Directing Parties Request, Order or Instruction, written certification provided by any Secured Party, certificate of an executive officer of Huntway, document, certification, notice or other communication (including any thereof by telex, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (including counsel to Huntway, any Secured Party or any Affiliate of Huntway or any Secured Party), independent accountants and other experts selected by the Collateral Agent. The Collateral Agent need not investigate any fact or matter stated in any such document, certification, notice or other communication. As to any matters not expressly provided for by this Agreement, the Collateral Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the Directing Parties, and such instructions of the Directing Parties, and any action taken or failure to act pursuant thereto, shall be binding on all Secured Parties, the Directing Parties and the Non-Directing Parties.

3.14	Indemnification.

(a)	Each of the Secured Parties (other than the Collateral
Agent and the Senior Subordinated Indenture Trustee in its individual capacity) agrees to jointly and severally indemnify and hold harmless the Collateral Agent, its officers, directors, employees and its agents and counsel, ratably in accordance with the amount of the obligations held by such Secured Parties secured by the Collateral Documents to the extent neither reimbursed by Huntway under the Collateral Documents nor reimbursed out of any Extraordinary Proceeds or other amounts pursuant to clause FIRST of subsection 2.1B(1) hereof, as the case may be, for any and all claims, liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever that may be imposed on (including but not limited to reasonable attorneys fees and expenses, and any and all Environmental Claims, and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever in connection therewith), incurred by or asserted against the Collateral Agent, its officers, directors, employees and its agents and counsel in any way relating to or arising out of (i) the administration of its rights and duties hereunder, under the Existing Intercreditor Agreement, and under the Collateral Documents or any Financing Agreement and (ii) any of the Financing Agreements or any other document contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or the enforcement of any of the terms of this Agreement, the Existing Intercreditor Agreement or any Collateral Document; provided, however, that no such Secured Party shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the Collateral Agent or from any action or inaction taken or omitted to be taken by any Person prior to the date that such Secured Party became a Secured Party; and provided further that the LOC Bank shall not be liable for any of the foregoing to the extent they relate solely to the Boeing Capital First Priority Collateral or the Collateral Documents encumbering such Collateral.

(b)	Except for action expressly required of the Collateral
Agent hereunder, the Collateral Agent shall, notwithstanding anything to the contrary in this subsection 3.14, in all cases be fully justified in failing or refusing to act hereunder unless it shall be further indemnified to its satisfaction by the Secured Parties against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

(c)	This Section 3.14 shall survive any termination,
satisfaction or discharge of this Agreement, including any termination under any bankruptcy law and the full and complete payment of the Secured Obligations.

3.15	Treatment of Payees by the Collateral Agent.  The Collateral
Agent may deem and treat the payee of any promissory note or other evidence of indebtedness or obligations relating to any Secured Obligation as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof, signed by such payee and in form satisfactory to the Collateral Agent, shall have been filed with the Collateral Agent. Any request, authority or consent of any Person who at the time of making such request or giving such authority or consent is the holder of any such note or other evidence of indebtedness or obligations shall be conclusive and binding on any subsequent holder, transferee or assignee of such note or other evidence of indebtedness or obligations and of any note or notes or other evidences of indebtedness or obligations issued in exchange therefor.

3.16	Limited Duties with respect to Collateral Documents and
Collateral. Except as expressly provided herein and in the Collateral Documents, the Collateral Agent shall have no duty to take any affirmative steps with respect to the administration or enforcement of, or collection of amounts payable in respect of, the Collateral Documents or the Collateral. The Collateral Agent shall incur no liability (absent gross negligence or willful misconduct) as a result of any sale of any Collateral, whether at any public or private sale.

3.17	Compensation.  By execution of the Collateral Accounts
Agreement, Huntway has acknowledged its agreement to pay to the Collateral Agent from time to time compensation for its services (which compensation shall not be limited by any provision of law regarding the compensation of a trustee of an express trust) in amounts and at the times agreed upon by Huntway and the Collateral Agent, and Huntway has acknowledged its agreement to reimburse the Collateral Agent upon request for all reasonable out-of-pocket disbursements, expenses and advances (including reasonable fees and expenses of counsel) incurred or made by it in connection with entering into this Agreement, its duties hereunder or under any of the Collateral Documents or Financing Agreements in addition to compensation for its services. Such expenses shall include the reasonable compensation, out-of-pocket disbursements and expenses of the Collateral Agents agents and counsel. To secure all of the payment obligations of Huntway and the Secured Parties (other than the Collateral Agent) under this Agreement, including but not limited to Sections 3.14 and 3.17, the Collateral Agent shall have a senior lien, to which the Secured Obligations are hereby made subject, in the Collateral. This lien shall survive any termination, satisfaction or discharge of this Agreement, including any termination under any bankruptcy law and shall survive the payment in full of the Secured Obligations. To the extent that the Collateral Agent renders any services hereunder following commencement of a voluntary or involuntary bankruptcy of Huntway, the parties hereto agree that those services are intended to constitute expenses of administration in any such bankruptcy proceeding.

3.18	Collateral Agents Disclaimer.  The Collateral Agent shall not be responsible for and makes no representation as to the validity or adequacy of this Agreement, the Secured Obligations or the Financing Agreements or the Collateral covered thereby, or any of the insurance thereon.

3.19	Resignation and Removal of the Collateral Agent; Successor
Collateral Agent.

(a)	The Collateral Agent may resign at any time by giving at
least 30 days notice thereof to the other Secured Parties (such resignation to take effect as hereinafter provided) and the Collateral Agent may be removed as the Collateral Agent at any time by the Directing Parties. In the event of any such resignation or removal of the Collateral Agent, the Directing Parties shall thereupon have the right to appoint a successor Collateral Agent. The successor Collateral Agent shall deliver a written acceptance of its appointment to the retiring Collateral Agent. If no successor Collateral Agent shall have been so appointed by the Directing Parties and shall have accepted such appointment within 30 days after the notice of the intent of the Collateral Agent to resign, then the retiring Collateral Agent may, on behalf of the other Secured Parties, appoint a successor Collateral Agent. Any successor Collateral Agent appointed pursuant to this clause shall be a commercial bank or other financial institution organized under the laws of the United States of America or any state thereof having a combined capital and surplus of at least $250,000,000.

(b)	Upon the acceptance of any appointment as the Collateral
Agent hereunder by a successor Collateral Agent, such successor Collateral Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Collateral Agent, and the retiring or removed Collateral Agent shall thereupon be discharged from its duties and obligations hereunder. Such successor Collateral Agent shall mail notice of its succession to each of the other Secured Parties. After any retiring or removed Collateral Agents resignation or removal hereunder as Collateral Agent, the provisions of this Section 3 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Collateral Agent.

3.20	Funds Held By Huntway and its Affiliates.  In no event shall the Collateral Agent or any Secured Party be liable or responsible for any funds or investments of funds held by Huntway or any of its Affiliates.

3.21	Co-Collateral Agent.

 (a)	If at any time or times it shall be necessary or prudent
in order to conform to any law of any jurisdiction in which any of the Collateral shall be located, or the Collateral Agent shall be advised by counsel, satisfactory to it, that it is necessary or prudent in the interest of the Secured Parties, or the Collateral Agent shall in its reasonable discretion deem it desirable for its own protection in the performance of its duties hereunder, the Collateral Agent shall execute and deliver all instruments and agreements necessary or proper to constitute another bank or trust company, or one or more Persons approved by the Collateral Agent and the Secured Parties, either to act as co-agent or co-agents (each a co-agent) of all or any of the Collateral, jointly with the Collateral Agent, or to act as separate agent or agents of any such property. If the Directing Parties shall not have joined in the execution of such instruments and agreements within 10 days after they receive a written reasonable request from the Collateral Agent to do so, or if a Sharing Event Notice is in effect, the Collateral Agent may act under the foregoing provisions of this Section without the concurrence of the Directing Parties or any other Secured Party. The Secured Parties hereby appoint the Collateral Agent as its agent and attorney to act for it under the foregoing provisions of this Section in either of such contingencies.

(b)	Every separate agent and every co-agent other than any
successor agent appointed pursuant to subsection 3.19, shall, to the extent permitted by law, be appointed and act and be such, subject to the following provisions and conditions:

(i)	all rights, powers, duties and obligations
conferred or imposed upon the Collateral Agent hereunder shall be conferred or imposed upon and exercised or performed by the Collateral Agent and such separate agent or co-agent, jointly, as shall be provided in the instrument appointing such separate agent or co-agent, except to the extent that under any law of any jurisdiction in which any particular act or acts are to be performed by the Collateral Agent or such agent or co-agent, the Collateral Agent shall be incompetent or unqualified to perform such act or acts, in which event such rights, powers, duties and obligations shall be exercised and performed by such separate agent or other separate agents or co-agent or co-agents;

(ii)	no agent hereunder shall be personally liable by
reason of any act or omission of any other agent or co-agent hereunder; and

 (iii)	the Directing Parties and the Collateral
Agent, at any time by an instrument in writing executed by them jointly, may accept the resignation of or remove any such separate agent or co-agent and, in that case by an instrument in writing executed by them jointly, may appoint a successor to such separate agent or co-agent, as the case may be, anything contained herein to the contrary notwithstanding. If the Directing Parties shall not have joined in the execution of any such instrument within 10 days after they receive a written reasonable request from the Collateral Agent to do so, or if a Sharing Event Notice is in effect, the Collateral Agent shall have the power to accept the resignation of or remove any such separate agent or co-agent and to appoint a successor without the concurrence of the Directing Parties or any other Secured Party. The Secured Parties hereby appoint the Collateral Agent their agent and attorney to act for them in such connection in such contingency. If the Collateral Agent shall have appointed a separate agent or separate agents or co-agent or co-agents as above provided, the Collateral Agent may at any time, by an instrument in writing, accept the resignation of or remove any such separate agent or co-agent and the successor to any such separate agent or co-agent shall be appointed by the Directing Parties and the Collateral Agent, or by the Collateral Agent alone pursuant to this Section.

SECTION 4:	MISCELLANEOUS

4.1	Notices.  All notices and other communications provided for
herein shall be in writing and may be personally served, telecopied confirmed by telephone, telexed, sent by guaranteed overnight courier or sent by United States mail and shall be deemed to have been given when delivered in person, upon receipt of telecopy or telex, or four Business Days after deposit in the United States mail, registered or certified, with postage prepaid and properly addressed; provided that any notice or other communication to the Collateral Agent shall not be effective until actually received by a Responsible Officer of the Collateral Agent. For the purposes hereof, the addresses of the parties hereto (until notice of a change thereof is delivered as provided in this subsection 4.1) shall be as set forth under each partys name on the signature pages (including acknowledgments) hereof.

4.2	Amendments and Waivers.

(a)	Subject to Section 4.10, this Agreement may be amended,
amended and restated, supplemented or otherwise modified by an instrument or instruments in writing signed by the Collateral Agent (subject to Sections 3.12 and 3.14), Secured Parties holding not less than 51% of the LOC Obligations (if any such Obligations are outstanding or the LOC Bank has any remaining commitment under the Letter of Credit Agreement), Secured Parties holding not less than 51% of the Boeing Capital Loan Obligations (if any such Obligations are outstanding), and Secured Parties holding not less than 66-2/3% of the outstanding Convertible Note Obligations (if any such Obligations are outstanding). Any Collateral Document may be amended, amended and restated, supplemented or otherwise modified only by an instrument in writing signed by the Collateral Agent, the other party or parties to such Collateral Documents and the Directing Parties for purposes of directing the Collateral Agent with respect to any actions to be taken
with respect to such Collateral Document.   Any amendment, modification,
supplement or waiver entered into in accordance with this subsection 4.2 shall be binding upon each Secured Party and its successors and assigns.

(b)	Notwithstanding anything to the contrary herein, the
Collateral Agent shall not be required to sign any amendment, amendment and restatement, supplement or other modification of this Agreement that it reasonably believes adversely affects its rights, duties or immunities hereunder.

4.3	Conflicts among Agreements.  In the event and to the extent
that any term or provision of any Financing Agreement between or among any of the Secured Parties or Huntway or Sunbelt is inconsistent with the terms or provisions of this Agreement, the terms and provisions of this Agreement shall govern.

4.4	Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the Collateral Agent, each Secured Party and their respective successors and assigns.

4.5	No Waivers.  No failure on the part of the Collateral Agent or any Secured Party to exercise, no course of dealing with respect to, and no delay in exercising, any right, power or privilege under this Agreement or the Collateral Documents shall operate as a waiver thereof nor shall any single or partial exercise of any such right, power or privilege preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

4.6	Counterparts.  This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any of the parties hereto may execute this Agreement by signing any such counterpart.

4.7	Effectiveness of Agreement.  This Agreement shall become
effective upon the execution of a counterpart hereof by each of the parties hereto and delivery to the Collateral Agent of the counterparts of each of the other parties hereto.

4.8	Applicable Law.  THIS AGREEMENT SHALL BE GOVERNED BY, AND
CONSTRUED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES. THE PARTIES TO THIS AGREEMENT ACKNOWLEDGE THAT SUCH STATE HAS SUBSTANTIAL CONTACTS WITH BOTH THEM AND THIS AGREEMENT.

4.9	Headings.  Headings of sections of this Agreement have been
included herein for convenience only and should not be considered in interpreting this Agreement.

4.10	Benefits of Agreement and Collateral Documents.  Nothing in
this Agreement or the Collateral Documents, expressed or implied, is intended or shall be construed to confer upon or give to any Person, other than the Secured Parties, any right, remedy or claim under or by reason of any such agreement or any covenant, condition or stipulation herein or therein contained; except that the acknowledgments and agreements of the LOC Bank for the benefit of Huntway and Sunbelt in the definition of Directing Parties herein and in subsection 2.1(B)(1) SECOND hereof shall benefit Huntway and Sunbelt and may not be amended or otherwise modified without their written consent.

4.11	Severability.  In case any provision in or obligation under
this Agreement shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

4.12	Consent to Jurisdiction and Service of Process.  Each Secured
Party agrees that all judicial proceedings brought against any Secured Party with respect to this Agreement or the Collateral Documents may be brought in any state or federal court of competent jurisdiction in the State of New York (without regard to such courts competence as to personal jurisdiction over the parties to the matter), and by execution and delivery of this Agreement, each Secured Party accepts for itself and in connection with its properties, generally and unconditionally, the nonexclusive jurisdiction of the aforesaid courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement or the Security Documents. Each Secured Party designates and appoints the Secretary of State of the State of New York, and such other Person as may hereafter be selected by that Secured Party irrevocably agreeing in writing to so serve, as its agent to receive on its behalf service of all process in any such proceeding in any such court, such service being hereby acknowledged by such Secured Party to be effective and binding service in every respect. A copy of any such process so served shall be mailed by registered mail to such Secured Party at its address for purposes of notices pursuant to Section 4.1, except that unless otherwise provided by applicable law, any failure to mail such copies shall not affect the validity of service of process. If any agent appointed by any Secured Party refuses to accept service, such Secured Party hereby agrees that service upon it by mail shall constitute sufficient notice.

4.13	Waiver of Jury Trial.  EACH SECURED PARTY HEREBY AGREES TO
WAIVE ITS RESPECTIVE RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OR ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT OR ANY DEALINGS BETWEEN OR AMONG THEM RELATING TO THE SUBJECT MATTER OF THE TRANSACTION CONTEMPLATED HEREBY AND THE RELATIONSHIP BEING ESTABLISHED. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court that relate to the subject matter of the transactions contemplated hereby, including, without limitation, contract claims, tort claims, breach of duty claims and all other common law and statutory claims. Each Secured Party acknowledges that this waiver is a material inducement to enter into a business relationship, that each has already relied on the waiver in entering into this Agreement and that each will continue to rely on the waiver in its related future dealings. Each Secured Party further warrants and represents that it has reviewed this waiver with its legal counsel, and that it knowingly and voluntarily waives its jury trial rights following consultation with legal counsel. THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, AMENDMENTS AND RESTATEMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT OR TO ANY OTHER DOCUMENTS OR AGREEMENTS RELATING TO EXTENSIONS OF CREDIT PURSUANT TO THE FINANCING DOCUMENTS. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.

4.14	Termination.  This Agreement shall terminate on the final
disposition of all the monies, liens, security interests and other property subject to this Agreement or the Collateral Documents and upon receipt of written certification from all of the Secured Parties of the indefeasible payment in full of all of the Secured Obligations; provided that (i) the liens and security interests created under the Collateral Documents shall have been released in accordance with the terms hereof and of the Collateral Documents and (ii) the rights of the Collateral Agent and the obligations of the Secured Parties under Section 2 shall survive the termination hereof.

4.15	Binding Obligation.  Each Secured Party severally represents to each other Secured Party that this Agreement constitutes its legal, valid and binding obligation.

4.16	Amendment and Restatement.  This Agreement amends, restates and supersedes in its entirety the Existing Intercreditor Agreement; provided, however, that the rights of the Collateral Agent under Section 3.14(a) of the Existing Intercreditor Agreement shall survive the amendment and restatement of the Existing Intercreditor Agreement and are incorporated in
Section 3.14(a) hereof.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

BANK OF AMERICA, N.A.


By: ________________________________
Title:

Notice Address:	 Los Angeles Regional
  Commercial
Banking Office
525 S. Flower St.
Los Angeles, CA
90071
Attn: Con ONeil

Telecopy Number:	(213) 345-6981

BOEING CAPITAL CORPORATION


By:_________________________________
Title:

Notice Address:	4060 Lakewood
Boulevard
6th Floor
Long Beach, CA 90808-
1700
Attn: Vice
President - Taxes
 and Associate
General
 Counsel

Telecopy Number:	(562) 627-3002

LIGHTHOUSE INVESTORS, L.L.C.

By:  	Lighthouse Capital, LLC, its
Manager


By:____________________________________
_
Title:

Notice Address:	c/o Westcliff Capital
  Management, L.L.C.
200 Seventh Avenue
Suite 105
Santa Cruz, CA 95062
Attn: Richard S.
Spencer III

Telecopy Number:  	(831) 479-3642

GOLDMAN SACHS & COMPANY
FFC BIII Capital Partners, L.P.


By:____________________________________
_
Title:

Notice Address:   	48th Floor
One New York Plaza
New York, NY 10004
Attn: Demietrick
Dawkins

Telecopy Number:	(212) 357-0413

B III CAPITAL PARTNERS, L.P.

By:	DDJ Capital III, LLC, its General
Partner

By:	DDJ Capital Management, LLC,
Manager


By:____________________________________
__
Title:

Notice Address: 	c/o DDJ Capital
  Management, LLC
141 Linden Street,
Suite S-4
Wellesley, MA 02482
Attn: Wendy Schnipper
  Clayton

Telecopy Number:	(781) 283-8541

CONTRARIAN CAPITAL FUND I, L.P.

By:	Contrarian Capital Management,
LLC, its general partner


By:____________________________________
_
Title:

Notice Address:	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT 06830
Attn: Michael Restifo

Telecopy Number:	(203) 622-2345

CONTRARIAN CAPITAL FUND II, L.P.

By:	Contrarian Capital Management,
LLC, its
  							general partner


By:____________________________________
__
Title:

Notice Address: 	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT 06830
Attn: Michael Restifo

Telecopy Number:	(203) 622-2345

MELLON BANK, N.A., solely in its
capacity as Trustee for First Plaza
Group Trust (as directed by
Contrarian Capital Management, L.L.C.)
and not in
its individual capacity.


By:____________________________________
_
Title:

Notice Address:	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT
06830
Attn: Michael
Restifo

Telecopy Number:	(203) 622-2345

CONTRARIAN CAPITAL ADVISORS, L.L.C.,
as agent for the entities listed below.


By:____________________________________
__
Title:

Notice Address:	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT
06830
Attn: Michael
Restifo

Telecopy Number:	(203) 622-2345

Oppenheimer Horizon Partners, L.P.
Oppenheimer Institutional Horizon
Partners, L.P.
Oppenheimer International Horizon
Fund II Ltd.
Oppenheimer & Co., Inc.
The & Trust

KANE & CO.
As nominee for The Chase Manhattan
Bank


By:____________________________________
_
Title:

Notice Address: 	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT
06830
Attn: Michael
Restifo


Telecopy Number:	(203) 622-2345

THE CHASE MANHATTAN BANK
As Directed Trustee For The IBM
Retirement
Plan Trust


By:____________________________________
_
Title:

Notice Address: 	c/o Contrarian
Capital
  Management
411 West Putnam,
Suite 225
Greenwich, CT
06830
Attn: Michael
Restifo


Telecopy Number:	(203) 622-2345

STATE STREET BANK AND TRUST
COMPANY, as Trustee under the Senior
Subordinated Indenture



By:___________________________________
Title

Notice Address:	Corporate Trust
Department
2 Avenue de Lafayette
Boston, MA 02111-1724
Attn: Susan Freedman

Telecopy Number:	(617) 662-1464

UNITED STATES TRUST COMPANY OF
NEW YORK, in its capacity as
Collateral Agent


By:________________________________
Title:

Notice Address:	114 West 47th Street
New York, New York
10036
Attention:
Corporate Trust
  Department

Telecopy Number:	(212) 852-1626

ACKNOWLEDGMENT:

THE UNDERSIGNED HEREBY
ACKNOWLEDGE THE TERMS
OF THE ABOVE SECOND AMENDED AND
RESTATED INTERCREDITOR AND
COLLATERAL TRUST AGREEMENT

HUNTWAY REFINING COMPANY


By:_____________________________________
Title:

SUNBELT REFINING COMPANY, L.P.
By:	HUNTWAY REFINING COMPANY,
its sole general partner


By:______________________________________
Title:

	SCHEDULE A

	AMENDED AND RESTATED COLLATERAL DOCUMENTS

1.	That certain Second Amendment to Deed of Trust with Assignment of
Rents dated as of December 12, 1996 between Sunbelt and Collateral
Agent

2.	That certain Amended and Restated Current Assets Pledge and Security
Agreement dated as of December 12, 1996 by and among Huntway
Partners, L.P., and Collateral Agent

3.	That certain Amended and Restated Huntway Pledge and Security
Agreement dated as of December 12, 1996 by and among Huntway
Partners, L.P., and Collateral Agent

4.	That certain Amended and Restated Sunbelt Pledge and Security
Agreement dated as of December 12, 1996 by and among Sunbelt and Collateral Agent

5.	That certain Amended and Restated Huntway Managing Partner Pledge and
Security Agreement dated as of December 12, 1996 by and among Huntway Managing Partner and Collateral Agent

6.	That certain Amended and Restated Huntway Special General Partner
Pledge and Security Agreement dated as of December 12, 1996 by and among Huntway Holdings, Bankers and Collateral Agent

7.	That certain Amended, Restated and Consolidated Deed of Trust and
Security Agreement With Fixture Filing and other Security Documents dated as of December 12, 1996, between Huntway Partners, L.P. and
Collateral Agent

8.	That certain Amended, Restated and Consolidated Deed of Trust and
Security Agreement With Fixture Filing and other Security Documents dated as of December 12, 1996, between Huntway Partners, L.P. and Collateral Agent

9.	That certain Second Amended and Restated Collateral Accounts Security
Agreement dated as of October 29, 1999, between Huntway, Sunbelt, the Collateral Agent and B of A, as an agent for the Collateral Agent

10.	That certain Assignment and Assumption dated as of May 29, 1998 between Huntway Partners, L.P. and Huntway


11.	That certain Affirmation of Amended and Restated Sunbelt Pledge and
Security Agreement dated as of May 29, 1998 by Sunbelt for the benefit of the Collateral Agent for and representative of the Secured Parties

12.	That certain Affirmation of Amended and Restated Assets Pledge and
Security Agreement With Respect to Huntway Special General Partner
Pledge and Security Agreement dated as of May 29, 1998 by Huntway
Holdings for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties

13.	That certain Affirmation of Amended and Restated Current Pledge and
Security Agreement dated as of May 29, 1998 by Huntway, for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties

14.	That certain Affirmation of Amended and Restated Huntway Pledge and
Security Agreement dated as of May 29, 1998 by Huntway, for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties

15.	That certain Affirmation of Amended and Restated Pledge and Security
Agreement With Respect to Huntway Managing Partner Pledge and
Security Agreement dated as of May 29, 1998 by Huntway Managing
Partner for the benefit of the Collateral Agent, as collateral agent for and representative of the Secured Parties

	SCHEDULE B

	AMENDED AND RESTATED GUARANTIES

1.	That certain Amended and Restated Huntway Guaranty dated as of
December 12, 1996, by Huntway Partners, L.P., and accepted by
Collateral Agent

2.	That certain Affirmation of Amended and Restated Huntway Guaranty
Agreement dated as of May 29, 1998 by Huntway for the benefit of the Secured Parties

3.	That certain Amended and Restated Special General Partner Guaranty
dated as of December 12, 1996, by Huntway Holdings and accepted by Collateral Agent

4.	That certain Affirmation of Amended and Restated Huntway Special
General Partner Guaranty Agreement dated as of May 29, 1998 by
Huntway Holdings for the benefit of the Secured Parties

5.	That certain Amended and Restated Huntway Managing General Partner
Guaranty dated as of December 12, 1996, by Huntway Managing Partner, and accepted by Collateral Agent

6.	That certain Affirmation of Amended and Restated Huntway Managing
Partner Guaranty Agreement dated as of May 29, 1998 by Huntway
Managing Partner in favor of the Secured Parties

7.	That certain Amended and Restated Sunbelt Guaranty dated as of
December 12, 1996, by Sunbelt Refining Company, L.P.

8.	That certain Affirmation of Amended and Restated Sunbelt Guaranty
Agreement dated as of May 29, 1998 by Sunbelt for the benefit of the Secured Parties

	SCHEDULE I

	[FORM OF ACKNOWLEDGMENT]

Reference is hereby made to the Second Amended and Restated
Intercreditor Agreement dated as of October 29, 1999 (as amended to the date hereof, the Intercreditor Agreement), by and among Bank of America, N.A., Boeing Capital Corporation, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Senior Subordinated Indenture, and United States Trust Company of New York as the Collateral Agent thereunder, in which this Acknowledgment is incorporated. The undersigned has entered into a Replacement Letter of Credit Agreement with Huntway Refining Company, a Delaware corporation, and requests that the obligations thereunder be secured by the Collateral (as defined in the Intercreditor Agreement). The undersigned hereby acknowledges the terms of the Intercreditor Agreement and agrees to be bound by the terms thereof.

[NAME OF REPLACEMENT LOC BANK]

By___________________________
Title________________________
Date___________________

Notice Address:

_____________________________
_____________________________
_____________________________


	EXHIBIT C
	SECOND AMENDED AND RESTATED
	COLLATERAL ACCOUNTS SECURITY AGREEMENT


This SECOND AMENDED AND RESTATED COLLATERAL ACCOUNTS SECURITY
AGREEMENT (this Agreement) is dated as of October 29, 1999 and entered into by and between HUNTWAY REFINING COMPANY, a Delaware corporation (Huntway), SUNBELT REFINING COMPANY, L.P., a Delaware limited partnership (Sunbelt; Huntway and Sunbelt together are referred to herein as Pledgors), UNITED STATES TRUST COMPANY OF NEW YORK, as collateral agent for and representative of (in such capacity herein called Collateral Agent) the Secured Parties named in the Intercreditor Agreement (as defined below) and BANK OF AMERICA, N.A. as an agent of the Collateral Agent maintaining certain accounts for Pledgors (in such capacity herein called B of A).

	PRELIMINARY STATEMENTS

A.	The parties hereto (other than B of A) and Bankers Trust
Company are parties to an Amended and Restated Collateral Accounts Security Agreement dated as of December 12, 1996, as amended (the Existing
Collateral Accounts Agreement).

B.	Pursuant to a Second Refinancing and Amendatory Agreement of
even date herewith to which Pledgors, the Collateral Agent, Bank of America, N.A. and others are parties, Bankers Trust Company is ceasing to act under the Existing Collateral Accounts Agreement as agent of the Collateral Agent and Bank of America, N.A. is commencing to act as such agent.

C.	The parties to the Existing Collateral Accounts Agreement
desire to reflect the foregoing and such parties desire to add B of A as a party to the Existing Collateral Accounts Agreement.

D.	In connection therewith, and in view of the numerous amendments included in and to be made to the Existing Collateral Accounts Agreement, the parties hereto desire to amend and restate the Existing Collateral Accounts Agreement.

NOW, THEREFORE, in consideration of the premises and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Pledgors, B of A and Collateral Agent hereby amend and restate the Existing Collateral Account Agreement as follows:

1. Definitions. The following terms used in this Agreement shall have the following meanings:

Boeing Capital means Boeing Capital Corporation, a Delaware corporation.

Boeing Capital Loan Agreement means the Loan Agreement dated as of January 20, 1999 between Boeing Capital and Huntway, as the same has been amended and may hereafter be amended, supplemented, restated or otherwise modified from time to time.

Boeing Capital Notes means any note or notes issued by Huntway pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A shall have the meaning assigned to that term in the Preliminary Statements to this Agreement.

Cash Equivalents means, as at any date of determination, (i) marketable securities issued or directly and unconditionally guaranteed by the United States Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within two hundred seventy (270) days from such date; (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within two hundred seventy (270) days from such date and, at the time of acquisition thereof, having the highest rating obtainable from either Standard & Poors Corporation or Moodys Investors Service, Inc.;
(iii) commercial paper maturing no more than two hundred seventy (270) days from such date and, at the time of acquisition thereof, having either of the two highest ratings obtainable from either Standard & Poors Corporation or Moodys Investors Service, Inc.; and (iv) certificates of deposit (whether or not Eurodollar in nature), bankers acceptances, repurchase agreements, reverse repurchase agreements, Eurodollar time deposits maturing within one year or similar investments maturing within 12 months from the date of acquisition thereof issued by B of A prior to the occurrence of a Sharing Event and issued by the Collateral Agent after the occurrence of a Sharing Event; provided that in order to provide Collateral Agent, for the benefit of itself and the other Secured Parties, with a perfected security interest therein, each Cash Equivalent described in clauses (i), (ii), or (iv) above shall be either:

(a)	evidenced by negotiable certificates or instruments, or
if non-negotiable then issued in the name of Collateral Agent, its nominee, its custodian or the nominee of its custodian, which (together with any appropriate instruments of transfer) are delivered to, and held by, Collateral Agent (or its nominee, its custodian or its custodians nominee) or any agent thereof (which shall not be Huntway or any of its Affiliates) in the State of New York or California; or

 (b)	in book-entry form and issued by the United States and
subject to pledge under applicable state law and Treasury regulations and as to which (in the opinion of counsel to B of A prior to the occurrence of a Sharing Event or counsel to the Collateral Agent after the occurrence of a Sharing Event) appropriate measures shall have been taken for perfection of such security interests.

Collateral means (i) the Collateral Accounts and all amounts from time to time on deposit therein, (ii) all Investments, including all certificates and instruments from time to time representing or evidencing such Investments and any account or accounts in which such Investments may be held by, or in the name of, or for, Collateral Agent or B of A for or on behalf of a Pledgor, (iii) all notes, certificates of deposit, checks and other instruments and all deposits and uncertificated securities from time to time hereafter transferred to or otherwise possessed by, or held in the name of, Collateral Agent (or any agent of the Collateral Agent) for or on behalf of a Pledgor in substitution for or in addition to any or all of the Collateral, (iv) all interest, dividends, cash, instruments and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the Collateral, and (v) to the extent not covered by clauses (i) through (iv) above, all proceeds of any or all of the foregoing Collateral.

Collateral Accounts means each of the Disbursing Accounts, the Receiving Accounts, the Lock Box Accounts and the Distribution Account.

Collateral Agent means United States Trust Company of New York, in its capacity as collateral trustee for, collateral agent for, and representative of, the other Secured Parties as so appointed in the Intercreditor Agreement.

Collateral Documents shall have the meaning assigned to that term in the Intercreditor Agreement.

Convertible Notes means the 9-1/4% Senior Subordinated Secured
Convertible Notes due 2007 issued by the Company under the Senior
Subordinated Indenture.

Deposit Account means a demand, time, savings, passbook, NOW, money market or like account with a bank, savings and loan association, credit union or like organization other than an account evidenced by a negotiable certificate of deposit.

Depository Bank shall have the meaning assigned to that term in
Section 2 of this Agreement.

Disbursing Accounts shall have the meaning assigned to that term in
Section 2(a) of this Agreement.

Distribution Account shall have the meaning assigned to that term in
Section 6(a) of this Agreement.

Event of Default shall have the meaning assigned to such term in each of the Boeing Capital Loan Agreement and the Senior Subordinated Indenture and the meaning assigned to the term event of default in the Letter of Credit Agreement.

Extraordinary Proceeds shall have the meaning assigned to that term in the Intercreditor Agreement.

Huntway shall have the meaning assigned to that term in the Preliminary Statements to this Agreement.

Intercreditor Agreement means the Second Amended and Restated
Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among Bank of America, N.A., Boeing Capital Corporation, the holders of the Convertible Notes listed on the signature pages thereof, State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture, and Collateral Agent, as the same may be amended, supplemented, restated or otherwise modified from time to time.

Investments means those investments, if any, made by Collateral Agent or any agent thereof pursuant to Section 10.

Letters of Credit means the letters of credit issued under the Letter of Credit Agreement or the Replacement Letter of Credit Agreement.

Letter of Credit Agreement shall have the meaning assigned to such term in the Intercreditor Agreement.

LOC Bank shall have the meaning assigned to such term in the Intercreditor Agreement.

Lock Box Accounts shall have the meaning assigned to that term in
Section 2 of this Agreement.

Permitted Encumbrances means encumbrances that are not prohibited by Paragraph 9.7 of the Letter of Credit Agreement, Section 8.2 of the Boeing Capital Loan Agreement or Section 4.11 of the Senior Subordinated
Indenture.

Potential Event of Default shall have the meaning assigned to the term Default in each of the Boeing Capital Loan Agreement and the Senior Subordinated Indenture and shall also mean any event which is, or with notice or lapse of time or both would be, an event of default under the Letter of Credit Agreement.

Receiving Account and Lock Box Agreement shall mean any of (i) the existing Lockbox Agreement among the Company, Regulus West LLC and Wells Fargo Bank, N.A., (ii) an agreement, substantially in the form of Exhibit A attached hereto among Huntway and/or Sunbelt, a Depository Bank, B of A and the Collateral Agent, or (iii) an agreement contemplated in Section 2(c) of this Agreement.

Receiving Accounts shall have the meaning assigned to that term in
Section 2(a) of this Agreement.

Replacement Letter of Credit Agreement shall have the meaning assigned to such term in the Intercreditor Agreement.

Secured Obligations means all obligations and liabilities of every nature of Pledgors owing to Secured Parties now or hereafter existing under or arising out of or in connection with the Letter of Credit Agreement, the Replacement Letter of Credit Agreement, the Boeing Capital Loan Agreement, the Boeing Capital Notes, the Senior Subordinated Indenture, the Convertible Notes, the Intercreditor Agreement and each of the Collateral Documents and all extensions or renewals thereof, whether for principal, interest (including, without limitation, interest that, but for the filing of a petition in bankruptcy with respect to Pledgors, would accrue on such obligations), reimbursement of amounts drawn under Letters of Credit, fees, commissions, expenses, indemnities or otherwise, whether voluntary or involuntary, direct or indirect, absolute or contingent, liquidated or unliquidated, whether or not jointly owed with others, and whether or not from time to time decreased or extinguished and later increased, created or incurred, and all or any portion of such obligations or liabilities that are paid, to the extent all or any part of such payment is avoided or recovered directly or indirectly from Collateral Agent as a preference, fraudulent transfer or otherwise, and all obligations of every nature of Pledgors now or hereafter existing under this Agreement.

Secured Parties means the Collateral Agent and the holders from time to time of the Secured Obligations.

Senior Subordinated Indenture means the Indenture dated as of October 15, 1997 between the Company and State Street Bank & Trust Company, as trustee, as the same has been supplemented and may hereafter be amended, supplemented, restated or otherwise modified from time to time.

Sharing Event shall have the meaning set forth in the Intercreditor
Agreement.

SECTION 2.   Disbursing, Receiving and Lock Box Accounts.

 (a)	Each Pledgor has established one or more disbursing accounts with B of A, as agent for the Collateral Agent, each of which is described on Schedule I attached hereto (the Disbursing Accounts). Pledgors have also established certain receiving accounts with B of A, each of which is described on Schedule I attached hereto (the Receiving Accounts) and certain lock box accounts with certain commercial banks (each of which such banks is referred to herein as a Depository Bank), each of which is described on Schedule I attached hereto (the Lock Box Accounts).

(b)	In order to establish the applicable Pledgors, Collateral
Agents, B of As and Depository Banks rights and obligations with respect to each Lock Box Account, the applicable Pledgor has entered into or is concurrently herewith entering into a Receiving Account and Lock Box Agreement with the applicable Depository Bank.

(c)	It is expressly understood that at any time while B of A
remains an agent of the Collateral Agent hereunder, B of A may cause the lock box accounts referred to in (a) above to be established with it rather than with the banks referred to in (a) above (in which event B of A shall be referred to herein as a Depository Bank and such lock box accounts established at B of A shall be referred to herein as the Lock Box Accounts); provided that prior to taking such action, the applicable Pledgor(s), the Collateral Agent and B of A shall enter into a mutually acceptable agreement establishing their rights and obligations with respect to each such Lock Box Account (which agreement shall be referred to herein as a Receiving Account and Lock Box Agreement).

(d)	Each Pledgor shall notify all of its customers and account
debtors in writing to make any and all payments owing to such Pledgor by direct deposit to one of its Lock Box Accounts; provided that in lieu of having such payments made into a Lock Box Account, each Pledgor may in good faith collect, to maximize and expedite cash receipts, payment directly from an account debtor and immediately transfer the amount collected to the Receiving Account. Notwithstanding the foregoing, in the event that Pledgors or any Depository Bank shall otherwise receive any amounts due or other proceeds with respect to any accounts of Pledgors, Pledgors or such Depository Bank shall hold such amounts in trust for Collateral Agent and immediately transfer such amounts to the applicable Receiving Account.

(e)	Except as otherwise provided herein, B of A shall transfer from such Receiving Account to the applicable Disbursing Account all amounts received from a Depository Bank pursuant to any Receiving Account and Lock Box Agreement.

(f)	Upon the occurrence of a Sharing Event, B of A shall promptly transfer the balances in the Receiving Accounts and Disbursing Accounts to Collateral Agent for deposit into the Distribution Account by wire transfer in accordance with the instructions set forth herein.

SECTION 3.  [intentionally omitted]

SECTION 4.   [intentionally omitted]

SECTION 5.   [intentionally omitted]

SECTION 6.  Distribution Account.

(a)	Pursuant to Section 3.2 of the Intercreditor Agreement,
Collateral Agent has established and will maintain a Huntway Distribution Account which is described on Schedule I attached hereto (the Distribution Account).

(b)	Upon the receipt by Collateral Agent of any amount delivered to it pursuant to Section 2.1B of the Intercreditor Agreement, Collateral Agent shall deposit all such amounts in the Distribution Account.

(c)	Collateral Agent shall administer and distribute all amounts held in the Distribution Account in accordance with Section 3.2 of the Intercreditor Agreement.

SECTION 7. No Other Accounts. Except for the Collateral Accounts, Pledgors shall not establish or maintain any Deposit Account other than the demand deposit account at Wells Fargo Bank, N.A. related to the document identified in clause (ii) of the definition of Receiving Account and Lockbox Agreement.

SECTION 8. Pledge of Security for Secured Obligations. Pledgors hereby pledge to Collateral Agent, and hereby grant to Collateral Agent a security interest in, all of their respective right, title and interest in and to the Collateral as collateral security for the prompt payment or performance in full when due, whether at stated maturity, by required prepayment, declaration, acceleration, demand or otherwise (including the payment of amounts that would become due but for the operation of the automatic stay under Section 362(a) of the Bankruptcy Code, 11 U.S.C. 362(a)), of all Secured Obligations. The rights of the Secured Parties arising from or relating to the pledge and security interest hereby granted by Pledgors in the Collateral are subject to the terms and provisions of the Intercreditor Agreement.

This Section shall constitute notice from the Collateral Agent to B of A, pursuant to California Commercial Code Section 9302(1)(g)(ii), of the security interest of the Collateral Agent in and to any and all deposit and other accounts maintained with B of A by the Company that are Collateral Accounts, and acknowledgment by B of A to the Collateral Agent of receipt of such notice.

SECTION 9. Delivery of Pledged Collateral. All certificates or instruments, if any, representing or evidencing the Collateral shall be delivered to and held by or on behalf of B of A as agent for the Collateral Agent or Collateral Agent pursuant hereto and shall be in suitable form for transfer by delivery or, as applicable, shall be accompanied by the applicable Pledgors endorsement, where necessary, or duly executed instruments of transfer or assignment in blank, all in form and substance satisfactory to B of A or Collateral Agent. In the event any Collateral is not evidenced by a certificate, a notation reflecting title in the name of Collateral Agent or the security interest of Collateral Agent shall be made in the records of the issuer of such Collateral or in such other appropriate records as Collateral Agent may require, all in form and substance satisfactory to Collateral Agent. Collateral Agent and B of A shall have the right, at any time in its discretion and without notice to Pledgors, to transfer to or to register in the name of Collateral Agent or any of its nominees any or all of the Collateral. In addition, Collateral Agent and B of A shall have the right at any time to exchange certificates or instruments representing or evidencing Collateral for certificates or instruments of smaller or larger denominations.

SECTION 10. Investment of Amounts in the Collateral Account. Cash held by B of A or Collateral Agent in any Collateral Account shall not be invested or reinvested except as provided in this Section 10.

(a)	Except as otherwise provided in Section 18, any funds on
deposit in any Collateral Account shall be invested by B of A or Collateral Agent prior to the occurrence of a Sharing Event (i) in a savings or time deposit account of B of A maturing within seven (7) days or (ii) so long as no Event of Default or Potential Event of Default shall have occurred and be continuing, and upon receipt from time to time by B of A or Collateral Agent from Huntway or Sunbelt, as the case may be, of appropriate written or tested telex instructions (or oral instructions from employees authorized in writing from time to time by Huntway or Sunbelt, as the case may be), in Cash Equivalents. Following the occurrence of a Sharing Event, the Collateral Agent shall invest funds on deposit in the Disbursing Account pursuant to the terms of the Intercreditor Agreement.

(b)	B of A or Collateral Agent is hereby authorized to sell, and shall sell, all or any designated part of the securities constituting part of the Collateral (i) so long as no Event of Default or Potential Event of Default shall have occurred and be continuing, upon receipt of appropriate written or tested telex instructions from Huntway or Sunbelt, as the case may be, or (ii) in any event if such sale is necessary to permit B of A or Collateral Agent to perform its respective duties hereunder. Neither B of A nor Collateral Agent shall have any responsibility for any loss resulting from a fluctuation in interest rates, penalty for liquidating investments prior to maturity or otherwise. Any interest received in respect of securities constituting part of the Collateral and the net proceeds of the sale or payment of any such securities shall be held in the Collateral Account from which such interest and proceeds are derived by B of A or Collateral Agent pending investment thereof pursuant to Section 10(a).

 (c)	Each Collateral Account shall be subject to such applicable
laws, and such applicable regulations of the Board of Governors of the Federal Reserve System and of any other appropriate banking or governmental authority, as may now or hereafter be in effect.

SECTION 11. Representations and Warranties. Each Pledgor severally represents and warrants as follows:

(a)	Ownership of Collateral.  Each Pledgor is (or at the time of transfer to B of A or Collateral Agent thereof will be) the legal and beneficial owner of the Collateral applicable to it from time to time transferred by such Pledgor to Collateral Agent or B of A, free and clear of any Lien except for the security interest created by this Agreement and the Collateral Documents and Permitted Encumbrances.

(b)	Governmental Authorizations.  No authorization, approval or
other action by, and no notice to or filing with, any governmental authority or regulatory body is required for either (i) the grant by Pledgors of the security interest granted hereby or for the execution, delivery or performance of this Agreement by Pledgors or (ii) the perfection of or the exercise by B of A or Collateral Agent of its respective rights and remedies hereunder (except as may have been taken by or at the direction of Pledgors).

(c)	Perfection.  The pledge and assignment of the Collateral
pursuant to this Agreement continues a valid and perfected first priority security interest in the Collateral, securing the payment of the Secured Obligations.

(d)	Deposit Accounts. No Deposit Accounts are maintained by either
Pledgor, other than the Collateral Accounts and the demand deposit account at Wells Fargo Bank, N.A. related to the document identified in clause (ii) of the definition of Receiving Account and Lock Box Agreement.

(e)	Other Information.  All information heretofore, herein or
hereafter supplied to B of A or Collateral Agent by or on behalf of each Pledgor with respect to the Collateral is accurate and complete in all respects.

SECTION 12. Further Assurances. Each Pledgor agrees that from time to time, at the expense of such Pledgor, it will promptly execute and deliver all further instruments and documents, and take all further action, that may be necessary or desirable, or that B of A or Collateral Agent upon advice of counsel may request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable B of A or Collateral Agent to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Without limiting the generality of the foregoing, each Pledgor will: (i) execute and file such financing or continuation statements, or amendments thereto, and such other instruments or notices, as may be necessary or desirable, or as Collateral Agent upon advice of counsel may request, in order to perfect and preserve the security interests granted or purported to be granted hereby and (ii) at Collateral Agents request upon advice of counsel, appear in and defend any action or proceeding that may affect such Pledgors title to or Collateral Agents security interest in all or any part of the Collateral.

SECTION 13. Transfers and Other Liens. Each Pledgor agrees that it will not (a) sell, assign (by operation of law or otherwise) or otherwise dispose of any of the Collateral or (b) create or suffer to exist any Lien upon or with respect to any of the Collateral, except for the security interest under this Agreement or the Collateral Documents and Permitted Encumbrances.

SECTION 14.  Collateral Agent Appointed Attorney-in-Fact.  Each
Pledgor hereby irrevocably appoints Collateral Agent and, for purposes of clause (b) below, B of A as its attorney-in-fact, with full authority in the place and stead of such Pledgor and in the name of such Pledgor, Collateral Agent or otherwise, from time to time as directed pursuant to the Intercreditor Agreement to take any action and to execute any instrument that Collateral Agent may deem necessary or advisable to accomplish the purposes of this Agreement, including without limitation
(a) to file one or more financing or continuation statements, or amendments thereto, relative to all or any part of the Collateral without the signature of such Pledgor and (b) to receive, endorse and collect any instruments made payable to such Pledgor representing any dividend, principal or interest payment or other distribution in respect of the Collateral or any part thereof and to give full discharge for the same.

SECTION 15. Collateral Agent May Perform. If either Pledgor fails to perform any agreement contained herein, Collateral Agent may itself perform, or cause performance of, such agreement, and the expenses of Collateral Agent incurred in connection therewith shall be payable by Pledgors under Section 19.

SECTION 16. Standard of Care. The powers conferred on B of A and Collateral Agent hereunder are solely to protect its respective interest in the Collateral and shall not impose any duty upon it to exercise any such powers. Except for the exercise of reasonable care in the custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, neither B of A nor Collateral Agent shall have any duty as to any Collateral, it being understood that neither B of A nor Collateral Agent shall have any responsibility for (a) ascertaining or taking action with respect to calls, conversions, exchanges, maturities, tenders or other matters relating to any Collateral, whether or not Collateral Agent or B of A has or is deemed to have knowledge of such matters, (b) taking any necessary steps (other than steps taken in accordance with the standard of care set forth above to maintain possession of the Collateral) to preserve rights against any parties with respect to any Collateral, (c) taking any necessary steps to collect or realize upon the Secured Obligations or any guarantee therefor, or any part thereof, or any of the Collateral, (d) initiating any action to protect the Collateral against the possibility of a decline in market value, (e) any loss resulting from Investments made pursuant to Section 10, except for a loss resulting from B of As or Collateral Agents gross negligence or willful misconduct in complying with Section 10, or (f) determining (i) the correctness of any statement or calculation made by either Pledgor in any written certification, facsimile transmission (confirmed by telephone with the original sent by guaranteed overnight courier) or telex (tested or otherwise) instructions or (ii) whether any deposit in the Collateral Account is proper. B of A and Collateral Agent shall be deemed to have exercised reasonable care in the custody and preservation of Collateral in its possession if such Collateral is accorded treatment substantially equal to that which B of A and Collateral Agent, respectively, accords its own property consisting of negotiable securities.

SECTION 17.  Remedies.

(a)	Subject to the provisions of the Intercreditor Agreement, if any Event of Default shall have occurred and be continuing, Collateral Agent may exercise in respect of the Collateral, in addition to all other rights and remedies provided for herein or otherwise available to it, all the rights and remedies of a secured party on default under the Uniform Commercial Code as in effect in any relevant jurisdiction (the Code) (whether or not the Code applies to the affected Collateral), and Collateral Agent may also in its sole discretion, without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any exchange or brokers board or at any of Collateral Agents offices or elsewhere, for cash, on credit or for future delivery, at such time or times and at such price or prices and upon such other terms as Collateral Agent may deem commercially reasonable, irrespective of the impact of any such sales on the market price of the Collateral. Each purchaser at any such sale shall hold the property sold absolutely free from any claim or right on the part of either Pledgor, and each Pledgor hereby waives (to the extent permitted by applicable law) all rights of redemption, stay and/or appraisal which it now has or may at any time in the future have under any rule of law or statute now existing or hereafter enacted. Each Pledgor agrees that, to the extent notice of sale shall be required by law, at least ten days notice to such Pledgor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification. Collateral Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. Collateral Agent may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned. If the proceeds of any sale or other disposition of the Collateral are insufficient to pay all the Secured Obligations, each Pledgor shall be liable for the deficiency and the fees of any attorneys employed by Collateral Agent to collect such deficiency.

 (b)	Prior to the occurrence of a Sharing Event, anything contained herein to the contrary notwithstanding, any of the Collateral consisting of investments in a savings or time deposit of B of A maturing within seven
(7) days shall be subject to B of As rights of set-off under the Letter of Credit Agreement except as otherwise provided in the Intercreditor Agreement.

SECTION 18. Application of Proceeds. If any Event of Default shall have occurred and be continuing, all cash held by Collateral Agent as Collateral and all proceeds received by Collateral Agent in respect of any sale of, collection from, or other realization upon all or any part of the Collateral will be held by Collateral Agent as Collateral for, and/or then, or at any other time thereafter, applied in full or in part by Collateral Agent against, the Secured Obligations in the following order of priority:

FIRST: To the payment of all costs and expenses of such sale, collection or other realization, including reasonable compensation to Collateral Agent and its agents and counsel, and all other expenses, liabilities and advances made or incurred by Collateral Agent in connection therewith, and all amounts for which Collateral Agent or B of A is entitled to indemnification hereunder and all advances made by Collateral Agent hereunder for the account of a Pledgor, and to the payment of all costs and expenses paid or incurred by Collateral Agent in connection with the exercise of any right or remedy hereunder, all in accordance with Section 19;

SECOND: To the payment of all other Secured Obligations to the extent and in the order provided in Section 2.1 of the Intercreditor Agreement; and

THIRD:  To the payment to or upon the order of the applicable
Pledgor, or to whosoever may be lawfully entitled to receive the same or as a court of competent jurisdiction may direct, of any surplus then remaining from such proceeds.

SECTION 19.  Indemnity and Expenses.

(a)	Each Pledgor agrees to indemnify Collateral Agent and B of A solely in its capacity as agent for the Collateral Agent, their respective agents and counsel from and against any and all claims, losses and liabilities in any way relating to, growing out of or resulting from this Agreement and the transactions contemplated hereby (including, without limitation, enforcement of this Agreement, including but not limited to any and all Environmental Claims (as such term is defined in the Intercreditor Agreement) and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever in connection therewith), except to the extent such claims, losses or liabilities result solely from B of As (solely in its capacity as agent for the Collateral Agent) or Collateral Agents respective gross negligence or willful misconduct as finally determined by a court of competent jurisdiction.

 (b)	Each Pledgor agrees to pay to B of A solely in its capacity as agent for the Collateral Agent and Collateral Agent upon demand the amount of any and all costs and expenses, including the reasonable fees and expenses of its counsel and of any experts and agents, that B of A solely in its capacity as agent for the Collateral Agent or Collateral Agent may incur in connection with (i) the administration of this Agreement (including, without limitation, enforcement of this Agreement, including but not limited to any and all Environmental Claims (as such term is defined in the Intercreditor Agreement) and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever in connection therewith),
(ii) the custody, preservation, use or operation of, or the sale of, collection from, or other realization upon, any of the Collateral,
(iii) the exercise or enforcement of any of the rights of B of A solely in its capacity as agent for the Collateral Agent or Collateral Agent hereunder, or (iv) the failure by such Pledgor to perform or observe any of the provisions hereof. The indemnity obligations under this Section 19 shall survive any termination, satisfaction or discharge of this Agreement, including the payment in full of the Secured Obligations. To the extent that the Collateral Agent renders any services hereunder following commencement of a voluntary or involuntary bankruptcy of any of the Pledgors, the parties hereto agree that these services are intended to constitute expenses of administration in any such bankruptcy proceeding.

(c)	By its execution of this Agreement, Huntway acknowledges and agrees to pay compensation to the Collateral Agent as set forth in Section
3.17 of the Intercreditor Agreement.
SECTION 20.  Continuing Security Interest; Transfer of Obligations.
This Agreement shall create a continuing security interest in the Collateral and shall (a) remain in full force and effect until written confirmation from the Secured Parties of the indefeasible payment in full of the Secured Obligations (other than any indemnification obligations for which any Secured Party has not made a claim; provided, however that the termination of such security interest will not release the Pledgors from their indemnification obligations, which shall survive such termination), the cancellation or termination of the Commitment (as defined in the Letter of Credit Agreement) or the commitment pursuant to the Replacement Letter of Credit Agreement and the cancellation or expiration of all outstanding Letters of Credit, (b) be binding upon each Pledgor, its successors and assigns, and (c) inure, together with the rights and remedies of B of A and Collateral Agent hereunder, to the benefit of B of A and Collateral Agent and its successors, transferees and assigns. Without limiting the generality of the foregoing clause (c), any Secured Party may assign or otherwise transfer any Secured Obligations owing to it to any other Person, and such other Person shall thereupon become vested with all the benefits in respect thereof granted to Collateral Agent herein or otherwise. Upon the indefeasible payment in full of all Secured Obligations, the cancellation or termination of the Commitment or the commitment pursuant to the Replacement Letter of Credit Agreement and the cancellation or expiration of all outstanding Letters of Credit, the security interest granted hereby shall terminate and all rights to the Collateral shall revert to the applicable Pledgor. Upon any such termination B of A and Collateral Agent will, at the applicable Pledgors expense, execute and deliver to such Pledgor such documents as such Pledgor shall reasonably request to evidence such termination and such Pledgor shall be entitled to the return, upon its request and at its expense, against receipt and without recourse to B of A or Collateral Agent, of such of the Collateral as shall not have been sold or otherwise applied pursuant to the terms hereof.

SECTION 21. Collateral Agent as Agent of Secured Parties; B of A as Agent of Collateral Agent.

(a)	Collateral Agent has been appointed to act as Collateral Agent hereunder by Secured Parties under Section 3.1 of the Intercreditor Agreement. Collateral Agent shall be obligated, and shall have the right hereunder, to make demands, to give notices, to exercise or refrain from exercising any rights, and to take or refrain from taking any action (including, without limitation, the release or substitution of Collateral), solely in accordance with this Agreement and the Intercreditor Agreement.

(b)	Collateral Agent shall at all times be the same Person that is
Collateral Agent under the Intercreditor Agreement. Written notice of resignation by Collateral Agent pursuant to Section 3.19 of the Intercreditor Agreement shall also constitute notice of resignation as Collateral Agent under this Agreement; removal of Collateral Agent pursuant to Section 3.19 of the Intercreditor Agreement shall also constitute removal as Collateral Agent under this Agreement; and appointment of a successor Collateral Agent pursuant to Section 3.19 of the Intercreditor Agreement shall also constitute appointment of a successor Collateral Agent under this Agreement. Upon the acceptance of any appointment as Collateral Agent under Section 3.19 of the Intercreditor Agreement by a successor Collateral Agent, that successor Collateral Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Collateral Agent under this Agreement, and the retiring or removed Collateral Agent under this Agreement shall promptly
(i) transfer to such successor Collateral Agent all sums, securities and other items of Collateral held hereunder (which shall be deposited in a new Collateral Account established and maintained by such successor Collateral Agent), together with all records and other documents necessary or appropriate in connection with the performance of the duties of the successor Collateral Agent under this Agreement, and (ii) execute and deliver to such successor Collateral Agent such amendments to financing statements, and take such other actions, as may be necessary or appropriate in connection with the assignment to such successor Collateral Agent of the security interests created hereunder, whereupon such retiring or removed Collateral Agent shall be discharged from its duties and obligations under this Agreement. After any retiring or removed Collateral Agents resignation or removal hereunder as Collateral Agent, the provisions of this Agreement shall inure to its benefit as to any actions taken or omitted to be taken by it under this Agreement while it was Collateral Agent hereunder.

 (c)	B of A has been authorized by the Secured Parties to act as the agent of the Collateral Agent pursuant to Section 2.7 of the Intercreditor Agreement. B of A shall take or refrain from taking any action solely in accordance with this Agreement. B of A shall provide the Collateral Agent from time to time with such information regarding its actions as agent of the Collateral Agent as the Collateral Agent shall request.

SECTION 22. Amendments; Etc. No amendment or waiver of any provision of this Agreement, or consent to any departure by Pledgors herefrom, shall in any event be effective unless the same shall be in writing and signed by B of A and Collateral Agent, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which it was given.

SECTION 23. Notices. Any notice or other communication herein required or permitted to be given shall be in writing and may be personally served, telecopied, telexed or sent by United States mail or courier service and shall be deemed to have been given when delivered in person or by courier service, upon receipt of telecopy or telex, or four Business Days after depositing it in the United States mail, registered or certified, with postage prepaid and properly addressed. For the purposes hereof, the address of each party hereto shall be as set forth under such partys name on the signature pages hereof or, as to either party, such other address as shall be designated by such party in a written notice delivered to the other party hereto.

SECTION 24.  Failure or Indulgence Not Waiver; Remedies Cumulative.
No failure or delay on the part of Collateral Agent or B of A in the exercise of any power, right or privilege hereunder shall impair such power, right or privilege or be construed to be a waiver of any default or acquiescence therein, nor shall any single or partial exercise of any such power, right or privilege preclude any other or further exercise thereof or of any other power, right or privilege. All rights and remedies existing under this Agreement are cumulative to, and not exclusive of, any rights or remedies otherwise available.

SECTION 25. Severability. In case any provision in or obligation under this Agreement shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

SECTION 26. Headings. Section and subsection headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose or be given any substantive effect.

SECTION 27.  Governing Law; Terms.  THIS AGREEMENT SHALL BE GOVERNED
BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES, EXCEPT TO THE EXTENT THAT THE CODE PROVIDES THAT THE VALIDITY OR PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF NEW YORK. Unless otherwise defined herein, terms used in Article 9 of the Uniform Commercial Code in the State of New York are used herein as therein defined.

SECTION 28.  Consent to Jurisdiction.  ALL JUDICIAL PROCEEDINGS
BROUGHT AGAINST EITHER PLEDGOR ARISING OUT OF OR RELATING TO THIS AGREEMENT MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE STATE OF NEW YORK, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT EACH PLEDGOR ACCEPTS FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE NONEXCLUSIVE JURISDICTION OF THE AFORESAID COURTS AND WAIVES ANY DEFENSE OF FORUM NON CONVENIENS AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY IN CONNECTION WITH THIS AGREEMENT. Nothing herein shall affect the right to serve process in any other manner permitted by law or shall limit the right of Collateral Agent to bring proceedings against such Pledgor in the courts of any other jurisdiction.

SECTION 29.  Waiver of Jury Trial.  EACH PLEDGOR, B OF A AND
COLLATERAL AGENT HEREBY AGREE TO WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT. The scope of this waiver is intended to be all-encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this transaction, including without limitation contract claims, tort claims, breach of duty claims, and all other common law and statutory claims. Each Pledgor, B of A and Collateral Agent each acknowledge that this waiver is a material inducement for such Pledgor, B of A and Collateral Agent to enter into a business relationship, that such Pledgor, B of A and Collateral Agent have already relied on this waiver in entering into this Agreement and that each will continue to rely on this waiver in their related future dealings. Each Pledgor, B of A and Collateral Agent further warrant and represent that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel. THIS WAIVER IS IRREVOCABLE, MEANING THAT IT MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING, AND THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.

SECTION 30. Counterparts. This Agreement may be executed in one or more counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signature pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document.

IN WITNESS WHEREOF, each Pledgor, B of A and Collateral Agent have caused this Agreement to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first written above.

PLEDGORS:

HUNTWAY REFINING COMPANY

By: _______________________________
Title:

Notice Address:	25129 The Old Road
Suite 322
Newhall, California  91381
Attn: Mr. Warren Nelson

SUNBELT REFINING COMPANY, L.P.

By:	HUNTWAY REFINING COMPANY, its sole
General Partner

By: ________________________________
Title:

Notice Address:	25129 The Old Road
Suite 322
Newhall, California  91381
Attn:  Mr. Warren Nelson

COLLATERAL AGENT:

UNITED STATES TRUST COMPANY
OF NEW YORK

By: _______________________________
Title:

Notice Address:  	114 West 47th Street
New York, New York  10036
Attention:  Corporate
Trust    Department

B OF A:

BANK OF AMERICA, N.A.

By: ________________________________
     Title:

Notice Address:	Los Angeles Regional
  Commercial Banking
Office
525 S. Flower St.
Los Angeles, CA 90071
Attenton: Con ONeil

	SCHEDULE I TO AMENDED AND RESTATED
	COLLATERAL ACCOUNTS SECURITY AGREEMENT



Disbursing Accounts
Huntway		7765601121
Sunbelt		14650-01861
Receiving Accounts
Huntway		14654-01807
Sunbelt		14650-01861
Lock Box Accounts
Wells Fargo Bank, N.A.
Account No. 4159325075

Distribution Account
United States Trust Company of New York
094-51100
Huntway Distribution Account
Attention Cynthia Chaney

	EXHIBIT A TO SECOND AMENDED AND RESTATED
	COLLATERAL ACCOUNTS SECURITY AGREEMENT

RECEIVING ACCOUNT AND LOCK BOX AGREEMENT, dated as of [date], among [NAME OF DEPOSITORY BANK] (Depository Bank), BANK OF AMERICA, N.A. (B of
A), UNITED STATES TRUST COMPANY OF NEW YORK, as collateral agent for and representative of (in such capacity herein called Collateral Agent) the holders of the Secured Obligations described in the Collateral Accounts Agreement (as defined below) and [HUNTWAY REFINING COMPANY, a Delaware corporation] [SUNBELT REFINING COMPANY, L.P., a Delaware limited partnership] (Pledgor).

	W I T N E S S E T H :

WHEREAS, Pledgor presently maintains at the Depository Bank the account(s) described on Schedule I hereto (individually, a Lock Box Account and, collectively, the Lock Box Accounts); and

WHEREAS, Pledgor, [Huntway Refining Company, a Delaware corporation] [Sunbelt Refining Company, L.P., a Delaware limited partnership], B of A and United States Trust Company of New York, as Collateral Agent have entered into that certain Second Amended and Restated Collateral Accounts Security Agreement dated as of October 29, 1999 (said agreement, as it may hereafter be amended, restated, supplemented or otherwise modified from time to time, being the Collateral Accounts Agreement; unless otherwise noted, capitalized terms used herein and not defined herein are used herein as defined in the Collateral Accounts Agreement), pursuant to which Pledgor has granted to Collateral Agent a security interest in all of Pledgors right, title and interest in and to the Lock Box Accounts and all amounts from time to time on deposit therein; and

WHEREAS, it is a requirement of the Collateral Accounts Agreement that the parties hereto execute and deliver this Receiving Account and Lock Box Agreement;

NOW, THEREFORE , the parties hereto hereby agree as follows:

1.	Pledgor agrees that all payments, whether in cash, by check or other instrument, or otherwise, received by Pledgor from its customers shall be deposited by Pledgor in its Lock Box Accounts; provided, however, that payments made by wire transfer shall be made directly to the relevant Receiving Account at B of A. Pledgor shall furnish to B of A each Business Day a collection report setting forth, in such reasonable detail as B of A may request, the deposits made during such day in its Lock Box Accounts, together with a copy of each deposit slip issued in connection with such deposits.

2.	Prior to notification of the occurrence of a Sharing Event,
each of Pledgor and Depository Bank irrevocably authorizes and directs B of A to initiate wire transfer instructions with respect to transferring the available balance (as determined by Depository Bank) in Pledgors Lock Box Accounts on each Business Day to Pledgors Receiving Account at B of A. The parties agree that Pledgor shall not have any authority to withdraw any amount from, to draw upon, or to otherwise exercise any powers as a depositor or owner with respect to the Lock Box Accounts and the funds deposited therein. Following receipt of notification of the occurrence of a Sharing Event, all monies shall be wire transferred to the Collateral Agent as set forth in paragraph 9 hereof.

3.	The parties agree that all funds deposited in the Lock Box
Accounts from time to time shall, as between Pledgor and Collateral Agent, be subject to the security interests in favor of Collateral Agent, be held by Depository Bank subject to the security interest of Collateral Agent and may be withdrawn at any time or from time to time at the direction of Collateral Agent by check, draft, wire transfer or otherwise as Collateral Agent shall determine. Prior to notification of the occurrence of a Sharing Event, Depository Bank hereby agrees that, upon receipt of wire transfer instructions from B of A as described in paragraph 1 above, it shall forward daily all of the prior days available funds (as determined by Depository Bank) deposited in the Lock Box Accounts by wire transfer to the Receiving Account at B of A. Depository Bank hereby agrees that it will provide Collateral Agent and B of A with written notice on or before the date on which it terminates any of the Lock Box Accounts. Following receipt of notification and the occurrence of a Sharing Event, all monies shall be wire transferred to the Collateral Agent as set forth in paragraph 9 hereof

4.	Depository Banks charges for the services to be performed
pursuant to this Agreement shall be as separately agreed to between Depository Bank and Pledgor from time to time. To the extent that Depository Banks charges are not paid when due, Collateral Agent, B of A and Pledgor agree that Depository Bank shall have a lien and right of offset against the funds in the applicable Lock Box Account.

5.	Depository Bank agrees that at the request of Collateral Agent or B of A it shall furnish to Collateral Agent or B of A a copy of the original of all bank statements with respect to and all daily debit advices of, the Lock Box Accounts, and promptly upon the issuance or receipt thereof, copies of all notices and other communications with respect to the Lock Box Accounts issued or received by Depository Bank.

6.	This Agreement, and the covenants, agreements, authorizations and directions contained herein, are irrevocable and cannot be changed or modified without the prior written consent of Collateral Agent and B of A.

7.	All checks, money orders and other evidences of payment
received by Depository Bank and all proceeds thereof are at all times to be considered subject to the security interests granted by the Collateral Documents and this Agreement and are further subject to the requirement that, in accordance with the terms hereof, such amounts shall be duly transferred to Collateral Agent or B of A, and neither Pledgor nor Depository Bank shall have any rights or claims to, or interest in, such property or any funds in the Lock Box Accounts, including any right to offset except as provided in Section 4 hereof. Except as otherwise required by law, any notice of legal process of any kind relating to Pledgor which Depository Bank may receive shall have no effect whatsoever on such property or the Lock Box Accounts or on Depository Banks responsibility under this Agreement unless and until Depository Bank receives written instructions from Collateral Agent to the contrary; upon receipt of any legal process relating to Pledgor, Depository Bank shall promptly give notice thereof to Pledgor, B of A and Collateral Agent.

8.	Notwithstanding anything in this Agreement to the contrary,
Collateral Agent and B of A shall exercise, or shall refrain from exercising, their powers and obligations hereunder or otherwise herewith in accordance with instructions of Directing Parties (as defined in the Intercreditor Agreement), and to the extent of matters affecting Collateral under any Collateral Documents, in accordance with the instructions of Directing Parties, and Secured Parties shall be bound by such instructions; and the sole rights of Secured Parties under this Agreement shall be to be secured by the Collateral and to receive the payments provided for with respect thereto under the applicable Collateral Document and the Intercreditor Agreement.

9.	All notices, requests or other communications given to Pledgor,
B of A, Collateral Agent or the Depository Bank shall be given in writing (including facsimile transmission or similar writing) at the address or telecopy number specified below:

Collateral Agent:			United States Trust Company
of New York
114 West 47th Street
New York, New York 10036
Attention: Corporate Trust Department
Telecopy: (212) 852-1626

B of A:			Bank of America, N.A.
Los Angeles Regional
  Commercial Banking Office
525 S. Flower St.
Los Angeles, CA 90071
Attention: Con ONeil
Telecopy: (213) 345-6981

Depository Bank:		[address]
[contact person]
[fax]

Pledgor:			[Huntway Refining Company]
[Sunbelt Refining Company, L.P.]
25129 The Old Road
Suite 322
Newhall, California 91381
Attention: Mr. Warren Nelson
Telecopy:  (661) 286-1588


Any party may change its address or telecopy number for notices hereunder by notice to each other party hereunder. Each notice, request or other communication shall be effective (a) if given by mail, 48 hours after such communication is deposited in the mails with registered first class postage prepaid, addressed as aforesaid, or (b) if given by any other means, when delivered at the address specified in this Section 9.
10.	In case any provision in or obligation under this Agreement
shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality or enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

11.	This Agreement may be executed in any number of counterparts, and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts taken together shall constitute but one and the same instrument. This Agreement shall become effective as of the date first set forth above upon the execution of a counterpart hereof by Pledgor, B of A, the Depository Bank and Collateral Agent and receipt by Collateral Agent of written or telephonic notification of such execution and authorization of delivery thereof.

12.	Pledgor and the Depository Bank shall execute and deliver to B of A and Collateral Agent, all statements, documents, agreements and reports it may from time to time reasonably request in order to implement this Agreement or assure the proper deposit of funds to, and transfer of funds from, the Lock Box Accounts.

13.	ALL JUDICIAL PROCEEDINGS BROUGHT AGAINST PLEDGOR ARISING OUT OF
OR RELATING TO THIS AGREEMENT OR ANY OBLIGATION HEREUNDER MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE STATE OF NEW YORK AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, PLEDGOR ACCEPTS FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, GENERALLY AND UNCONDITIONALLY, THE NONEXCLUSIVE JURISDICTION OF THE AFORESAID COURTS AND WAIVES ANY DEFENSE OF FORUM NON CONVENIENS, AND IRREVOCABLY AGREES TO BE BOUND BY ANY JUDGMENT RENDERED THEREBY IN CONNECTION WITH THIS AGREEMENT, OR SUCH OBLIGATION. PLEDGOR DESIGNATES AND APPOINTS CT CORPORATION SYSTEM WITH AN OFFICE AT 1633 BROADWAY, NEW YORK, NEW YORK 10019, AND SUCH OTHER PERSONS AS MAY HEREAFTER BE SELECTED BY PLEDGOR IRREVOCABLY AGREEING IN WRITING TO SO SERVE, AS ITS AGENT TO RECEIVE ON ITS BEHALF SERVICE OF ALL PROCESS IN ANY SUCH PROCEEDINGS IN ANY SUCH COURT, SUCH SERVICE BEING HEREBY ACKNOWLEDGED BY PLEDGOR TO BE EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT. A COPY OF ANY SUCH PROCESS SO SERVED SHALL BE MAILED BY REGISTERED MAIL TO PLEDGOR AT ITS ADDRESS PROVIDED IN THIS AGREEMENT, EXCEPT THAT UNLESS OTHERWISE PROVIDED BY APPLICABLE LAW, ANY FAILURE TO MAIL SUCH COPY SHALL NOT AFFECT THE VALIDITY OF SERVICE OF PROCESS. IF ANY AGENT APPOINTED BY PLEDGOR REFUSES TO ACCEPT SERVICE, PLEDGOR HEREBY AGREES THAT SERVICE UPON IT BY MAIL SHALL CONSTITUTE SUFFICIENT NOTICE. NOTHING HEREIN SHALL AFFECT THE RIGHT TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR SHALL LIMIT THE RIGHT OF COLLATERAL AGENT, DEPOSITORY BANK OR ANY SECURED PARTY TO BRING PROCEEDINGS AGAINST PLEDGOR IN THE COURTS OF ANY OTHER JURISDICTION.

14.	EACH OF THE PARTIES TO THIS AGREEMENT HEREBY IRREVOCABLY WAIVES
ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, PROCEEDING OR COUNTERCLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS
CONTEMPLATED HEREBY OR THEREBY.

15.	EXCEPT TO THE EXTENT THAT THE LAWS OF THE STATE IN WHICH THE
DEPOSITORY BANK IS LOCATED GOVERN THE LOCK BOX ACCOUNTS, THIS AGREEMENT SHALL BE GOVERNED BY, AND, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW, CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEW YORK.

IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed and delivered by its duly authorized officer on the date first set forth above.

[DEPOSITORY BANK]

By	_______________________
Title:

UNITED STATES TRUST COMPANY
OF NEW YORK,
as Collateral Agent

By	_______________________
Title:

[HUNTWAY REFINING COMPANY


By	____________________________]
Title:

[SUNBELT REFINING COMPANY, L.P.
By  HUNTWAY REFINING COMPANY, its
sole   General Partner

By	____________________________]
Title:

BANK OF AMERICA, N.A.


By ________________________________
Title ___________________________


	SCHEDULE I
TO
RECEIVING ACCOUNT AND LOCK BOX AGREEMENT



[List Lock Box Account(s)]

EXHIBI
T D

	AMENDMENTS/CONSENTS/CONFIRMATION
	TO BOEING CAPITAL LOAN AGREEMENT

1.	Certain Definitions.  Capitalized terms used in this Exhibit D but not otherwise defined herein shall have the meanings given such terms in the Second Refinancing and Amendatory Agreement to which this Exhibit D is attached.

2.	Amendments to the Boeing Capital Loan Agreement.  The Boeing
Capital Loan Agreement is amended as follows:

(a)	Definitions.

The following definition contained in the Boeing
Capital Loan Agreement is amended and restated as follows:

Intercreditor Agreement means that certain Second
Amended and Restated Intercreditor and Collateral Trust
Agreement dated as of October 29, 1999 among Bank of America, N.A., Lender, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Senior
Subordinated Indenture, and United States Trust Company of New York, as Collateral Agent, as it may from time to time be amended, renewed, supplemented, restated or otherwise modified.

(b)	Financial Covenants.  Section 7.18(b) of the Boeing
Capital Loan Agreement is amended by substituting for the words $4,000,000 during Borrowers 2000 fiscal year the words $4,000,000 (plus any portion of the allowance for Borrowers 1999 fiscal year not expended during such fiscal year) during Borrowers 2000 fiscal year.

(c)	Indebtedness.  Section 8.1(d) of the Boeing Capital Loan
Agreement is amended by substituting for clause (ii) thereof the following: (ii) the net cash proceeds of such refinancings, renewals, extensions or amendments do not result in an increase in the aggregate principal amount of the Indebtedness so refinanced, renewed, extended or amended (other than any such increase with respect to the Letter of Credit Agreement as contemplated under and defined in the Intercreditor Agreement).

 (d)	Investments.  Section 8.13 of the Boeing Capital Loan
Agreement is amended by adding the following at the end thereof: For purposes of clause (i) above, the term cash-equivalents means, as at any date of determination, (i) marketable securities issued or directly and unconditionally guaranteed by the United States
Government or issued by any agency thereof and backed by the full faith and credit of the United States, in each case maturing within two hundred seventy (270) days from such date; (ii) marketable direct obligations issued by any state of the United States of America or any political subdivision of any such state or any public instrumentality thereof maturing within two hundred seventy (270) days from such date and, at the time of acquisition thereof, having the highest rating obtainable from either Standard & Poors Corporation or Moodys
Investors Service, Inc.; (iii) commercial paper maturing no more than two hundred seventy (270) days from such date and, at the time of acquisition thereof, having either of the two highest ratings obtainable from either Standard & Poors Corporation or Moodys Investors Service, Inc.; and (iv) certificates of deposit (whether or not Eurodollar in nature), bankers acceptances, repurchase agreements, reverse repurchase agreements, Eurodollar time deposits maturing within one year or similar investments maturing within 12 months from the date of acquisition thereof issued by B of A prior to the occurrence of a Sharing Event and issued by the Collateral Agent after the occurrence of a Sharing Event.

3.	Consents under Boeing Capital Loan Agreement.  The following transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Boeing Capital Loan Agreement:

(a)	The actions described in paragraph 1 of the Second
Refinancing and Amendatory Agreement to which this Exhibit D is attached.

(b)	The opening of the Receiving Accounts and Disbursing
Accounts described on Schedule I to the Second Amended and Restated Collateral Accounts Agreement and any Lock
Box Account(s) established pursuant to Section 2(c) of such Agreement.

4.	Confirmation under Boeing Capital Loan Agreement.  Boeing
Capital hereby confirms that the B of A Credit Agreement is satisfactory to Boeing Capital for purposes of Section 7.9 of the Boeing Capital Loan Agreement.

EXHIBI
T E

AMENDMENTS/CONSENTS TO SENIOR SUBORDINATED  INDENTURE

1.	Certain Definitions.  Capitalized terms used in this
Exhibit F but not otherwise defined herein shall have the meanings given such terms in the Second Refinancing and Amendatory Agreement to which this Exhibit E is attached.

2.	Amendments to the Senior Subordinated Indenture.  The
Senior Subordinated Indenture is amended as follows:

Definitions.

The following definitions contained in the Senior
Subordinated Indenture are amended and restated as follows:

Boeing Capital Notes means any note or notes issued by the Issuer pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A means Bank of America, N.A.

Intercreditor Agreement means the Second Amended and
Restated Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among B of A, Boeing
Capital, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust
Company, as Trustee under the Senior Subordinated
Indenture, and United States Trust Company of New York, as Collateral Agent, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified.

Letter of Credit Agreement means the Business Loan
Agreement (Receivables and Inventory) dated as of October
29, 1999,between B of A and the Issuer, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any Replacement
Letter of Credit Agreement (as such term is defined in the Intercreditor Agreement).

Letter of Credit Agreement Obligations means the
Issuers obligations arising under the Letter of Credit
Agreement.

3.	Consents under the Senior Subordinated Indenture.  The
following transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Senior Subordinated Indenture:

The actions described in paragraph 1 of the Second
Refinancing and Amendatory Agreement to which this Exhibit E is attached.


EXHIBIT F


AMENDMENTS TO EXCHANGE AND PURCHASE AGREEMENT


1.	Amendments to the Exchange and Purchase Agreement.  The
Exchange and Purchase Agreement is amended as follows:

a.	Section 3.5 is amended by substituting for the words (as
amended pursuant to the Sequencing and Amendatory Agreement and pursuant to the Refinancing and Amendatory Agreement dated as of January 20, 1999 among the Purchasers, the Company and the other parties thereto, the Amended Intercreditor Agreement) the words (as amended and restated pursuant to the Second Amended and Restated Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among Bank of America, N.A., Boeing Capital, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Senior Subordinated Indenture, and United States Trust Company of New York, as Collateral Agent, the Amended Intercreditor Agreement).

b.	Section 6.11 is amended by inserting immediately prior to
the words and $4,000,000 in any subsequent calendar year the words , $4,000,000 (plus any portion of the allowance for 1999 not made in 1999) in 2000.

c.	Section 6.15 is deleted.

d.	In Section 12.1, the definition of Boeing Capital Notes
is restated in its entirety to read as follows:

Boeing Capital Notes means any note or notes issued by the Company pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

e.	In Section 12.1, the definition of Letter of Credit
Agreement is restated in its entirety to read as follows:

Letter of Credit Agreement means the Business Loan Agreement
(Receivables and Inventory) dated as of October 29, 1999 between Bank of America, N.A., and the Company, as such agreement may be amended, supplemented or modified from time to time.


	 EXHIBIT G

AMENDMENTS/CONSENTS TO JUNIOR INDENTURE

1.	Certain Definitions.  Capitalized terms used in this
Exhibit G but not otherwise defined herein shall have the meanings given such terms in the Second Refinancing and Amendatory Agreement to which this Exhibit G is attached.

2.	Amendments to the Junior Indenture.  The Junior Indenture
is amended as follows:

(a)	Definitions.

(i)	The following definitions contained in the Junior
Indenture are amended as follows:

The definition of Consolidated Current Liabilities is amended by (A) substituting for the words Senior Securities the words Boeing Capital Notes and (B) inserting the following words immediately prior to the period of the end of such definition: and the current portion of Indebtedness pursuant to the Letter of Credit Facility.

The definition of Senior Indebtedness is amended by substituting for clause (i) the words (i) all unreimbursed drawings with respect to letters of credit issued or amended (or deemed issued or amended) under the Letter of Credit Facility, the principal of any advance made pursuant to the Letter of Credit Facility (whether or not evidenced by any note), interest accrued or accruing on any of the foregoing both before and after the date of filing a petition in bankruptcy, insolvency, arrangement, reorganization or receivership proceedings, whether or not allowed as a claim in such case or proceeding (in accordance with and at the contract rate), any commitment, commission, facility and other fees payable under the Letter of Credit Facility and any other amounts due under the Letter of Credit Facility, whether direct or indirect, absolute or contingent, secured or unsecured, due or to become due, now existing or hereafter arising (including, without limitation, amounts for which the issuer of letters of credit pursuant to, or any holder of any note issued pursuant to, the Letter of Credit Facility is entitled to reimbursement pursuant to the Letter of Credit Facility in respect of letters of credit or otherwise);.

(ii)	The following definitions contained in Section 101
of the Junior Indenture are restated to read as follows:

B of A means Bank of America, N.A.

Boeing Capital Notes means any note or notes issued by the Company pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

Intercreditor Agreement means the Second Amended and
Restated Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among B of A, Boeing Capital, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Senior Subordinated Indenture, and United States Trust Company of New York, as Collateral Agent, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified.

Letter of Credit Facility means the Business Loan Agreement
(Receivables and Inventory) dated as of October 29, 1999 between B of A and the Company, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any successor, substitute or replacement letter of credit facility including, without limitation, any Replacement Letter of Credit Agreement.

LOC Bank means the provider of credit under the Letter of Credit Facility.

Representative means with respect to the Letter of Credit
Facility, the LOC Bank, and with respect to any Senior
Indebtedness arising under the Boeing Capital Loan Agreement and the Senior Subordinated Indenture, Boeing Capital and the trustee named in such Indenture, respectively.

(b)	Payment of Interest.  Sections 307(a) - (c) and (f) of
the Junior Indenture are amended by substituting for the words on the Boeing Capital Notes each time they appear the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(c)	Limitation on Indebtedness.  Section 406 of the Junior
Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(d)	Limitation on Restricted Junior Payments.  Section 407 of
the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(e)	Limitation on Restrictions Affecting Subsidiaries.
Section 408 of the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(f)	Limitation on Liens.  Section 410 of the Junior Indenture
is amended by (i) substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility and (ii) substituting for the words Boeing Capital Loan Agreement and the Senior Subordinated Indenture the words Boeing Capital Loan Agreement, the Senior Subordinated Indenture and the Letter of Credit Facility.


 (g)	Transactions with Partners and Affiliates.  Section 414
of the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(h)	Financial Covenants.  Section 415 of the Junior Indenture
is amended by substituting for the words the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(i)	Limitation on Investments, Loans and Advances.  Section
417 of the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(j)	Limitation on Consolidated Capital Expenditures.  Section
418 of the Junior Indenture is amended by substituting for the first sentence thereof the following: After the Company has paid in full the principal of and all accrued interest on the Boeing Capital Notes and the Convertible Notes and its obligations pursuant to the Letter of Credit Facility, the Company will not and will not permit any of its Subsidiaries to make, in the aggregate, Consolidated Capital Expenditures in an amount in excess of $4,000,000 during any calendar year (or, in the case of 1999, if this covenant becomes applicable during 1999, $8,500,000; or, in the case of 2000, if this covenant becomes applicable prior to or during 2000, $4,000,000 plus any excess of $8,500,000 over the amount of Consolidated Capital Expenditures during 1999)..

(k)	Fundamental Changes Only on Certain Terms.  Section 419
of the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(l)	Contingent Obligations.  Section 420 of the Junior
Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(m)	Grant of Lien to Secure Obligations.  Section 422(a) of
the Junior Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(n)	Right of Redemption.  Section 901 of the Junior Indenture
is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

3.	Consents under Junior Indenture.  The following
transactions are consented to, and shall be permitted notwithstanding any prohibition or other provision to the contrary contained in the Junior
Indenture:

The actions described in paragraph 1 of the Second
Refinancing and Amendatory Agreement to which this Exhibit G is attached.



Exhibit 20.1 Huntway Refining Company Announces Retirement of Chief Executive Officer

Newhall, Calif.  (November 12, 1999) (NYSE:HWY)  -  Huntway
Refining Company reported today that Mr. Juan Y. Forster has announced that he will retire as President and Chief Executive
Officer effective March 1, 2000. The Board of Directors has accepted his resignation effective at that time. Mr. Forster will remain
Chairman of the Board of Directors. A committee of the Board of Directors has been formed to search for his successor.

Commenting on the announcement Mr. Forster said, I have served as Huntways President and Chief Executive Officer since its inception in 1979, through the IPO process in 1988 and through the protracted period of restructuring that occurred in the 1990s. The companys current financial position is strong and I look forward to working with the new Chief Executive Officer and our Board of Directors to increase shareholder value in the years ahead.

Huntway Refining Company operates two refineries at Wilmington and Benicia, California, which primarily process California crude oil to produce liquid asphalt for use in road construction and repair, as well as smaller amounts of gas oil, naphtha, kerosene distillate and bunker fuels.

The companys common shares are traded on the New York Stock Exchange under the symbol HWY.

End