Form 10-K
period 1999-12-31
HUNTWAY REFINING CO
filed 2000-03-30
CIK 1053811

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 Commission File Number 333-45093

HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)

	Delaware	95-4680045
	(State or Other Jurisdiction of 	(I.R.S. Employer
	Incorporation or Organization)	Identification No.)

	25129 The Old Road, #322
Newhall, California  		91381
	(Address of Principal Executive Offices)	(Zip Code)

Registrants Telephone Number Including Area Code:  (661) 286-1582

Securities Registered Pursuant to Section 12(b) of the Act:

	 	 	Name of Each Exchange
Title of Each Class	                                on Which Registered

Common Stock	                                     New York Stock Exchange

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

At March 20, 2000, the aggregate market value of the Common Stock held by persons other than directors and officers of the registrant and beneficial owners of 5% or more of the Common Stocks was approximately $6,662,000 based upon the closing price on the New York Stock Exchange Composite tape. At March 20, 2000, there were 15,004,771 shares outstanding.


DOCUMENTS INCORPORATED BY REFERENCE

	Document 	Form 10-K Part
Specified portions of registrants Proxy
Statement to be filed for the annual meeting
of stockholders to be held on May 10, 2000.	Part III



Huntway Refining Company
Index to Annual Report on Form 10-K
For the Year Ended December 31, 1999


Part I											Page

Item 1	Business						    			3


Item 2	Properties						    			8

Item 3	Legal				 		  	    			9

Item 4	Submission of Matters to a Vote of Security Holders	      9

Part II

Item 5	Market for Registrants Common Equity and Related		 10
		Stockholder Matters

Item 6	Selected Financial Data					 		 11


Item 7	Managements Discussion and Analysis of Financial 		 12
		Condition and Results of Operations

Item 7A	Quantitative and Qualitative Disclosures About			 23
Market Risk

Item 8	Financial Statements and Supplementary Data			 24

Item 9	Changes in and Disagreements with Accountants			 40
		on Accounting and Financial Disclosure

Part III

Item 10	Directors and Executive Officers of the Registrant		 41


Item 11	Executive Compensation						 	 41


Item 12	Security Ownership of Certain Beneficial Owners			 41
		and Management

Item 13	Certain Relationships and Related Transactions		 	 41


Part IV

Item 14 	Exhibits, Financial Statements, Financial Statement		 42
		Schedules, and Reports on Form 8-K

		Signatures							 		 46

PART I
Item 1.  Business

Introduction

Huntway Refining Company, a Delaware corporation (the Company), owns and operates two crude oil refineries located in California. The Company also owns a facility in Arizona that is currently being held for future use as a refined products terminal.

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

The principal executive offices of the Company are located at 25129 The Old Road, Suite 322, Newhall, California 91381 and the telephone number is (661) 286-1582.

General

The two refineries owned by the Company are located in Wilmington, California near Los Angeles Harbor and in Benicia, California near San Francisco Bay. The Arizona facility is located near Coolidge, Arizona, which is midway between Phoenix and Tucson. The Wilmington, and Benicia refineries have refining capacities of 6,000 barrels per day (bpd) and 12,500 bpd, respectively (see Item 2. Properties).

The two California refineries produce liquid asphalt products and light-end products from crude oil primarily obtained from onshore and offshore California production sources. The liquid asphalt is sold to hot mix asphalt producers, material supply companies, contractors and government agencies, principally for use in road paving in California and to a lesser extent Nevada, Arizona, Utah, Oregon and Mexico. The light-end products consist of intermediate refinery feedstocks and are sold to other refiners for further processing into gasoline, diesel fuel and jet fuel. The Arizona facility is owned by a subsidiary of the Company, Sunbelt Refining Company, L.P. (Sunbelt) and is currently being held for future use as a refined products terminal.
The refining business conducted by the Company (and, prior to the Conversion, by the Partnership) and its subsidiary is referred to herein as Huntway.

Some competing refineries typically produce liquid asphalt as a residual by-product from refining higher-cost, light crude oil into products such as gasoline. In contrast, Huntways California refineries were designed specifically to produce liquid asphalt from lower-cost, heavy crude oil produced primarily in California.

Products and Markets

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Arizona, Utah, Oregon, certain South Pacific islands and Mexico. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja California in Mexico, and east into southern Nevada and Arizona (the Southern Market). The market area covered by the Benicia refinery includes northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the Northern Market).

Liquid Asphalt

Liquid asphalt is one of Huntways two principal products and accounted for approximately 54%, 61% and 51% of its revenues in 1999, 1998 and 1997 respectively. The principal uses of liquid asphalt are in road paving and, to a lesser extent, manufacturing roofing products. About 95% of Huntways liquid asphalt sales by volume is used for pavement applications. The remaining 5% is sold for use in producing roofing products, such as tarpaper, roofing shingles and built-up roofing products, and as a component of fuel oil and other specialty products.

Paving grade liquid asphalt, including grades set by standards developed by the National Highway and Transportation Administrations Strategic Highway Research Program (SHRP) or set by the American Association of State Highway and Transportation Officials, is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce hot mix asphalt which is used for road paving. In addition to conventional paving grade asphalt, Huntway also produces modified and cutback asphalt products. Modified asphalt is a blend of recycled plastics, rubber and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products and is used primarily to repair asphalt road surfaces. In addition, some of Huntways paving grade and modified asphalts are sold as base stocks for emulsified asphalt products that are primarily used for pavement maintenance.

Demand for liquid asphalt is generally lowest in the first quarter of the year, somewhat higher in the second and fourth quarters and peaks in the third quarter. Liquid asphalt sales in the Northern Market are somewhat more seasonal than sales in the Southern Market due to the rain and cold weather usually experienced in the Northern Market during the winter months, which limits road paving activities.

Liquid asphalt customers primarily take delivery via trucks at the refineries.

Light-End Products
In addition to liquid asphalt, Huntways two California refineries produce certain light-end products. These products, described below, constitute approximately one-half of total production (as measured by barrels produced), with liquid asphalt comprising the other half. Huntways light-end product revenues are generally priced at a discount from the wholesale price of finished gasoline and diesel fuel in California and accounted for approximately 46%, 39% and 49% of revenues in 1999, 1998 and 1997 respectively. Light-end customers primarily take delivery of the product via pipelines, rail cars or barges.

Gas Oil
Gas oil is used either as a blending stock to make marine diesel fuel or bunker fuel or by other refiners as a feedstock for producing gasoline and diesel fuel. It is generally priced at a discount to a combination of wholesale gasoline and diesel fuel prices.

Kerosene Distillate and Naphtha
Kerosene distillate is primarily sold to customers to be used as a refinery feedstock and is generally priced at a discount to wholesale diesel fuel prices. Huntway also produces gasoline range naphtha, which is sold to other refiners for further processing into finished gasoline products. It is generally priced at a discount to wholesale gasoline prices.

Bunker Fuel Blend Stock
This product is blended with lower viscosity blend stock to make finished marine fuels used by oceangoing ships and barges, and is sold primarily to ship bunkering companies. Bunker fuel sales were insignificant in 1999, 1998 and 1997.

Major Customers
In 1999, Ultramar Diamond Shamrock accounted for 30% of revenues. Ultramar Diamond Shamrock and Mobil Corporation accounted for 17% and 11% of revenues, respectively, in 1998. In 1997, Ultramar Diamond Shamrock accounted for 25% of revenues. Sales to these customers was for light-end products.

Factors Affecting Demand for Liquid Asphalt
General
Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond the control of the Company. Government highway spending provides a source of demand which has been relatively unaffected by normal business cycles but is dependent on appropriations. During 1999, approximately 70% of liquid asphalt sales were ultimately funded by the public sector as compared to approximately 75% in 1998.

The California economy continued to improve in 1999, fueled by growth in foreign trade as well as growth in high technology, tourism and entertainment. This growth in business activity resulted in increases in road construction and repair activity in both the private and public sectors. Further expansion is being forecast for California in 2000, as growth rates as measured by growth in jobs, personal income, consumer spending and construction are expected to exceed national averages. Growth in the California economy generally bodes well for the Company, as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. Private asphalt demand rebounded slightly in 1997 and continued to improve through 1998 and 1999 due to the improvement in the California economy. Historically, private sector demand has accounted for approximately 30% of Huntways liquid asphalt sales during periods of economic prosperity and returned to that level in 1999. In 1997 and 1998 such sales accounted for approximately 20% to 25% of Huntways liquid asphalt sales.

Government Funding

General

As Huntways refineries are located in California, the following discussion focuses on government highway funds available in California.

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

In June 1998, the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century or TEA-21 was enacted. The bill is estimated to increase transportation-related expenditures by $850 million a year in California alone over a six fiscal year period beginning October 1, 1997. This will equate to a 51% increase over previous funding levels. For fiscal 1998 and 1999 funding apportioned to California under this legislation was $2.07 billion and $2.42 billion respectively. The average California apportionment over the six year period ending in October 2003 is estimated to be $2.50 billion per year or a total of $15,000 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways. However, while Huntway believes it has benefited from and should benefit in the future from such funding increases there can be no guarantee that it will in fact do so in the future.

State and Local Funding
In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation (CALTRANS) administers state expenditures for highway projects. According to the Department of Finance for the State of California funding available from the State Highway Account is estimated to average $1.13 billion per year over the next 10 years excluding the Seismic Retrofit Bond Fund. This compares to an average of $0.36 billion over the previous ten years.

In November 1998, the California electorate passed Proposition 2. Proposition 2 protects the State Transportation Fund by requiring that any funds borrowed from the California State Transportation Fund be repaid with interest within one year except in the case of a fiscal emergency. In that case funds must be repaid within three years with interest. Such emergencies have been infrequent, occurring only twice in California since 1900.

Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

Crude Oil Supply
Huntways refineries require approximately 19,000 bpd of crude oil when operating at their full capacities. According to the 1999 Refining Survey published by the Oil & Gas Journal, total refinery crude oil processing capacity in California is approximately 1.95 million-bpd and refinery capacity for the Western United States, excluding Hawaii, is 2.57 million bpd. Management believes that these refineries generally run at an average of 90% of their capacity.

California refineries (including Huntways) are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska totals approximately
1.9 million-bpd. However, production from existing fields in California and Alaska has been gradually declining and competition for it has been increasing.

Although Huntways refineries are located near substantial reserves of heavy, high sulfur crude oil, which is well suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel competition for this crude oil from other refiners is increasing as production rates decline. As a result of this competition Huntway may be required to pay increasingly higher prices to meet its crude oil requirements.

Huntway coordinates its purchases of crude oil to meet the supply needs of its refineries. Huntway meets most of its crude oil requirements under variable price contracts with a variety of crude oil producers for terms ranging from 30 days to 10 years. In addition, from time to time, Huntway supplements its contract purchases with purchases of crude oil on the spot market. Nearly all of Huntways crude oil supply is delivered to its refineries by pipeline.

Competition

The markets for refined petroleum products are highly competitive and pricing is a primary competitive factor. With respect to liquid asphalt, Huntways management believes that Huntways reputation for consistently high product quality, its ability to provide high levels of service and its long-standing relationships with its major customers are important to its continued success.

Huntways five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntways primary competitors are located in California.
Many have larger refining capacity and greater financial resources than does Huntway. Huntways management believes that in 1999 Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for 20% to 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned among several other competitors located outside of the Northern California area. Huntways management believes that Paramount Petroleum Company accounted for approximately 50% of the liquid asphalt sales in the Southern Market, that Huntway accounted for approximately 15% of such sales and that the remaining 30% to 35% estimated market share is apportioned among several other competitors.

Employees

Huntway currently has 79 full-time and 11 part-time employees. None of Huntways employees is represented by a union, and management believes that labor relations are excellent.

Environmental Matters

Huntways refinery activities involve the transportation, storage, handling and processing of crude oil and petroleum products which contain substances regulated under various federal and state environmental laws and regulations. Huntway is also subject to federal, state and local laws and regulations relating to air emissions and disposal of wastewater and hazardous waste, as well as other environmental laws and regulations, including those governing the handling, treatment, release and cleanup of hazardous materials and wastes.

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will continue to be required to expend increasing financial and management resources for this purpose in the future. Stringent environmental regulations have been adopted which require most refiners in Huntways market area to expend substantial sums of money in order to comply. While these regulations principally impact refiners that produce motor vehicle fuels, which Huntway does not produce, in 1998 the Company expended approximately $2,500,000 on projects primarily relating to environmental regulations, the largest of which was the completion in 1998 of a waste water treatment facility at the Wilmington refinery. In each of 1998 and 1997, the Company spent less than $5,000 on environmentally-related remediation expenditures. In 1999 remediation expenditures were approximately $125,000 primarily for the cleanup of a small oil spill onto an unnamed creek bed at the Benicia refinery. This incident involved the discharge of approximately 250 gallons of crude oil, which did not reach marine waters, and has been successfully remediated.

Item 2.  Properties

Wilmington Refinery

The Wilmington refinery and its related facilities are located on a seven-acre site under a lease expiring on December 31, 2003. This ground lease covers three contiguous parcels: (a) land owned by and leased directly from Vulcan Materials Company, on which Huntways tank farm is located; (b) land owned by the Southern Pacific Railroad leased to Vulcan Materials Company for a term ending June 1, 2031, on which the processing facility is located; and (c) two strip parcels bordering the facility owned by Southern Pacific and leased to Vulcan Materials Company under a lease cancelable upon 30 days notice, which are used for access to the refinery. In addition, the ground lease grants Huntway a non-exclusive license in Vulcan Materials Companys rights of access to the properties under an agreement with Southern Pacific. The Company has the right to (i) purchase from Vulcan Materials Company an undivided interest in the land under the tank farm at fair market value and (ii) assume the two Southern Pacific leases from Vulcan Materials Company. Wilmington has storage capacity of 103,000 gross barrels of crude oil on site. Huntway also owns refined product tankage for storage of liquid asphalt and other refined products, which management believes is adequate for its needs.

Benicia Refinery

The Benicia refinery is located adjacent to the Carquinez Strait, near San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 214,000 gross barrels, while refined product tankage for storage of liquid asphalt and light oils totals 408,000 gross barrels. To enhance Benicias ability to receive crude oil by water and to ship finished products by ship and barge, Huntway leases dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

During 1999, the Company expanded the production and storage capacity of the Benicia refinery at a cost of approximately $5,800,000. The project expanded the refinerys production capacity to approximately 12,500 barrels per day and increased product storage capacity by approximately 74,000 gross barrels. The project also improved product quality due to increased fractionation while reducing air emissions by more than 15%. New operating permits were also obtained which allow production of a maximum of 18,000 barrels in any one day and to an annual average of 10,000 barrels per day as opposed to the previous production limit of 9,000 barrels in any one day.

In late 1999 ground was broken for the construction of a new 155,000 gross barrel asphalt storage tank and related equipment. This project is expected to cost approximately $3,000,000 and will be completed in the second quarter of 2000.

Huntway has seen an increase in the demand for SHRP-grade performance-based asphalt products in recent years by both the public and private sectors. This increased demand for better performing, more durable paving, roofing and other specialty products has caused Huntway to expand its production capabilities in this area. As a result, in 1997, approximately $2,500,000 was invested to expand the production capacity of the modified plant and to allow the Company to utilize low-cost recycled modifiers. This facilitys larger production and storage capacity has improved the economics of production and allows for the production of a higher quality product for the Companys customers.

Arizona Facility

The Arizona facility is located on a thirty-seven acre parcel leased from the City of Mesa under a lease expiring on April 12, 2008 (with options to renew for up to an additional twenty years until 2028). During 1999, certain pieces of process equipment located at the facility were sold to a third party. As a result, while the facility can no longer be operated as a refinery it has 295,000 barrels of storage capacity for petroleum products along with loading racks, pumps and other equipment necessary for operation as a petroleum products terminal. Refining operations at the Arizona facility were terminated in 1993 due to adverse market conditions.

Item 3.  Legal Proceedings

In 1992, Huntway entered into a civil consent judgement with the State of Arizona to settle certain environmental compliance issues related to the Arizona facility. The Company has complied with all of the applicable conditions of the consent judgement and is working with the Arizona Attorney Generals office to have the consent judgement terminated.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

Market

As of March 20, 2000 there were approximately 200 holders of record and approximately 1,600 other beneficial holders of the Companys shares. The shares are traded on the New York Stock Exchange under the ticker symbol HWY. The following table indicates the high, low and period end sale prices as reported by the New York Stock Exchange for the periods indicated of the shares of Huntway Refining Company on or after June 1, 1998 and of the limited partner units of the Partnership prior to that date.

									        	Dividends
1999			        High			Low			Close		Paid
1st Quarter		2.1250		1.5000		1.5000		--
2nd Quarter		1.8750		1.2500		1.5000		--
3rd Quarter		2.0000		1.3750		1.7500		--
4th Quarter		1.8750		0.9375		1.1875		--

								      		Dividends
1998			High			Low			Close		Paid
1st Quarter		2.7500		1.6250		1.8125		 --
2nd Quarter		2.1875		1.4375		1.6250		 --
3rd Quarter		1.9375		1.2500		1.3125		 --
4th Quarter		1.8125		1.0000		1.6875		 --


Dividend Policy

The Companys board of directors currently believes that earnings will create greater long-term value if reinvested in the Company to create growth. The Company does not anticipate paying cash dividends on its common stock for the foreseeable future. In addition, the Companys agreements with its principal lenders prohibit cash dividends until the payment in full of all obligations to its senior lenders.

Item 6.  Selected Financial Data
(In thousands except diluted per share or unit data and per barrel data)

The following historical selected financial data as of and for each of the years ended December 31, 1997, 1998 and 1999, are derived from the audited consolidated financial statements of Huntway Refining Company and its predecessor, Huntway Partners, L.P., which have been audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere herein. The selected historical financial data as of and for each of the years ended December 31, 1995 and 1996 are derived from our audited consolidated financial
statements, which are not included herein.   All of the selected information
should be read in conjunction with the audited consolidated financial statements and related notes thereto and with Managements Discussion and Analysis of Financial Condition and Results of Operations.

		Huntway  Refining Company
		Year Ended 	December 31,
						                    1999	      1998      1997	     1996	      1995

OPERATING DATA
Revenues					          $111,170   $79,050    $96,715   $99,021    $83,069
Costs and Expenses
Material &
Processing Costs	 		     93,627    61,719     85,201    87,683 	   76,643
Selling and
Administrative
Expenses		                5,634     6,143      4,476     4,297      3,819
Interest Expense, net		 		3,420     3,368      3,492     4,916 	    5,177
Plant Closure and
Write Down		 	               -- 	      -- 	       -- 	      -- 	    9,492 (c)
Depreciation and
Amortization		 	          2,715     2,605      2,414     2,219 	    2,399
Income (Loss)
Before Income
Taxes and
Extraordinary Items		 	   5,774     5,215      1,132   	   (94)	  (14,461)
Provision for
Income Taxes (f)		        2,080     2,071   	      -  	      -  	       -
Income (Loss)
Before
Extraordinary Items	      3,694     3,144      1,132       (94)   (14,461)
Extraordinary Gain
on Refinancing		             --        -- 	       --    58,668         --
Related Costs
of Refinancing		 	           -- 	      -- 	       --   (2,180)	        --
Net Income (Loss)		 		   $3,694    $3,144     $1,132  $56,394    $(14,461)

Income (Loss)
Per Diluted
Share or Unit
From Operations(a) 	      $0.16    $0.15       $0.04   $(0.01)	    $(1.24)
Income Per Diluted
Share or Unit from
Extraordinary Gain
and Related Costs	           --  	    --  	       --  	  4.37 	        --
Net Income (Loss)
Per Diluted Share
or Unit (a)               $0.16    $0.15       $0.04    $4.36      $(1.24)

Barrels Sold		 			        5,102    4,565       4,547    4,566       4,400
Revenues Per Barrel		 		 $21.79   $17.32      $21.27   $21.69   	  $18.88

BALANCE SHEET DATA
Working Capital   (b)		 $11,293  $11,939 (d)  $8,375   $5,798    $(91,796)
Total Assets   (b)		 		  90,996   81,644      80,243   75,891 	    74,393
Long-term Obligations		 	34,905   36,110 (d)  36,668   28,174 	       350
Total Capital
(Deficiency) (e)		       41,649   37,590 (d)  33,779   39,041 	   (30,514)

a)11,673 Limited Partner Equivalent Units were outstanding in 1995, an average of 12,871 Limited Partner Equivalent Units were outstanding in 1996 and an average of 23,787 Limited Partner Equivalent Units were outstanding in
1997.  Average outstanding common shares in 1999 and 1998 were 14,971 and
14,806, respectively.
b)	After the cumulative LIFO reserve of $1,170, $2,192, $1,028, $0 and $2,093 at December 31, 1995, 1996, 1997, 1998 and 1999, respectively.
c)	Write down of Sunbelt refinery assets to reflect expected operation as a crude or product terminal in the future rather than as a petroleum refinery.
d) Reflects impact of 1996 Restructuring decreasing debt and accrued interest by $71,748 as measured at November 30, 1996 (see Managements Discussion and Analysis).
e) No distributions have been paid since 1990.
f) Prior to June 1, 1998 Huntway operated as a partnership and taxable income or loss was passed through to its partners. Accordingly, no provision for income taxes was made. Had the operations of Huntway been carried on under corporate form as of the beginning of each of the years presented, net income before extraordinary items would have been $(14,461), $(94), $679 and $3,129 in 1995, 1996, 1997 and 1998, respectively.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations
Throughout the following discussion, the business operated by Huntway Refining Company is referred to as Huntway and all per share data is diluted per share data. On June 1, 1998, Huntway merged the partnership, Huntway Partners L.P., into a newly formed corporation, Huntway Refining Company, effectively converting the business to corporate status.

The following should be read in conjunction with the foregoing Selected Financial Data and the historical financial statements and notes included elsewhere in this report.

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, such statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as intend, anticipate, believe, estimate, expect, looks, probably or similar statements. Our actual results or events may differ materially from such statements. Factors that could cause or contribute to such differences are set forth under Outlook and Factors that Affect Future Results below as well as those factors and qualifications mentioned elsewhere in this Form 10-K; such factors include without limitation the price and availability of crude oil, demand for liquid asphalt and light-end products and government and private funding for road construction and repair. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by us or any other person that the future events, plans or expectations contemplated by us will be achieved.

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

1999 COMPARED TO 1998
In 1999, Huntway reported net income of $3,694,000 ($.16 per diluted share) versus pro forma net income of $3,129,000 ($.14 per diluted share) in 1998 after an additional pro forma provision for income taxes. Recorded net income in 1998 was $3,144,000 ($.15 per diluted share). Earnings before interest, depreciation and amortization and income taxes increased 6% to $11,909,000 in 1999 versus $11,188,000 in 1998. Pre-tax income increased in 1999 to $5,774,000 from $5,215,000 in 1998 primarily due to lower incentive plan accruals. The overall provision for income taxes was flat between periods despite the increased level of pre-tax income in 1999 as a result of tax credits associated with increased capital expenditures.


 The following table sets forth the effects of changes in price and volume on sales and materials (primarily crude oil) and processing costs for the year ended December 31, 1999 as compared to the year ended December 31, 1998:

							                          Material &		      Net		      Barrels
				                 Sales			   Processing		     Margin		      Sold
Year ended
December 31,
1998	             $79,050,000 		$61,719,000 	 $17,331,000   4,565,000

Effect of
changes in
price	             22,821,000 		 24,648,000 	  (1,827,000)
Effect of
changes in volume	 9 ,299,000 		  7,260,000     2,039,000     537,000

Year ended
December 31,
1999             $111,170,000 		$93,627,000 	 $17,543,000   5,102,000


Revenues increased to $111,170,000 in 1999 from $79,050,000 in 1998 while total barrels sold increased 12% to 5,102,000 barrels in 1999 from 4,565,000 barrels in 1998. The increase in revenues between periods of $32,120,000 or 41% was primarily caused by higher average product prices, which moved upwards with sharply higher crude oil costs. Average per barrel product selling prices increased from $17.32 in 1998 to $21.79 in 1999, an increase of $4.47 or 26%. Sales volume increased by 537,000 barrels or 12% between periods and was also a significant contributor to the revenue increase. Average per barrel product prices did not increase to the same degree as the increase in average per barrel crude oil prices primarily because asphalt selling prices tend to lag crude price movements. The increase in sales volume can be attributed to increased demand supplied by additional production from our Benicia refinery due to the modernization project as well as purchased asphalt.

Asphalt pricing tends to be less volatile than both crude oil or gasoline and diesel prices, which are more readily transported and reflect the impact of a large and active commodity market. As a result, asphalt pricing and margins tend to lag behind crude oil price changes either up or down. Accordingly, despite stronger asphalt demand due to improved public and private construction activity in California in 1999 as well as increased sales of higher margin specialty asphalt products, our average asphalt selling prices increased only 10% between years despite the 56% increase in our average per barrel crude oil costs before the impact of hedging activities.

In contrast, light product prices increased by 49% between periods, reflecting their common commodity nature with crude oil. This increase, however, also did not exceed the percentage increase of crude oil due to excess refining capacity relative to the demand for fuels and heating oil, which resulted in high diesel and gasoline inventories in Huntways market areas through much of 1999 and especially in the third and fourth quarters which experienced the bulk of the crude oil price increase for the year. None-the-less, light product margins increased in the period as the increase in light product prices of $7.00 per barrel exceeded the increase in average per barrel crude oil costs.

Huntways average per barrel crude oil costs increased 40% in 1999 and would have increased 56% absent the impact of hedging activities. Huntways higher per barrel crude oil costs reflect higher average California crude oil posted prices in 1999 versus 1998 partially offset by Huntways mix of crude oil and its crude hedging activities. California average crude oil postings increased between years as a result of higher world crude oil prices. Management believes these prices increased in response to increased world demand for crude oil due to improving national economies (particularly in Asia) and a decrease in supply due to deliberately lower production by certain oil producing nations. As a result, in contrast to 1998, world crude oil inventories decreased in 1999 and the perception that the demand for crude oil will continue to exceed supply in the near future caused world oil prices to soar in 1999 (the price of West Texas Intermediate WTI increased by approximately 115% during 1999) with continuing sharp increases through mid-March 2000.

Processing costs generally include production wages and benefits, utility costs, repairs and maintenance, insurance, property taxes and environmental compliance costs as well as depreciation and amortization. Such costs increased between 1999 and 1998 on an aggregate basis by 24% and on a per barrel basis by 15% primarily due to higher planned repair and maintenance costs associated with tank refurbishment and inspection. In addition, the increase also reflects higher labor and benefits expense due to normal cost of living increases and higher head count. Higher heating costs due to increased natural gas prices also contributed to the increase.

In summary, net margins increased nominally by $212,000 to $17,543,000 in 1999 from $17,331,000 in 1998. This was entirely due to the 12% increase in volume as net margin on a per barrel basis fell 9% from $3.80 to $3.44 between periods.

Selling, general and administrative expenses declined $509,000 or 8% between periods due to reduced incentive plan accruals partially offset by higher costs for salaries and wages, investor relations, professional services and promotional costs, including trade organizations. The reduction in incentive plan accruals reflects changes made to the accrual formulas to take into account the expected improvement in results from the expansion and modernization of the Benicia refinery. Salaries and wages increased as a result of normal increases while the increase in investor relations and professional fees reflects operation of Huntway as a corporation rather than a partnership.

Net interest expense was flat between years, increasing by a nominal $52,000.

Depreciation and amortization increased by $110,000 between periods due to increased levels of capital expenditures, primarily associated with the expansion and modernization of the Benicia refinery.

1998 COMPARED TO 1997
In 1998, Huntway reported pro forma net income of $3,129,000 ($.14 per diluted share) versus pro forma net income of $679,000 ($.02 per diluted share) in 1997 after additional pro forma provisions for income taxes of $15,000 and $453,000, respectively. Recorded net income in 1998 of $3,144,000 was net of a $2,071,000 income tax provision as Huntway converted to corporate form effective June 1, 1998. No income tax provision was recorded in 1997 because Huntway was operating as a partnership and accordingly, recorded net income was $1,132,000 ($.04 per diluted share). Pre-tax income increased to $5,215,000 in 1998 from $1,132,000 in 1997. This 360 percent improvement in pre-tax income of $4,083,000 between years was primarily caused by increased asphalt gross profit as a result of lower crude oil prices and increased demand.

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

Huntways average per barrel crude oil costs declined 34% in 1998. Huntways lower per barrel crude oil costs reflect lower average California crude oil posted prices in 1998 versus 1997 partially offset by Huntways mix of crude oil and its crude hedging costs. California average crude oil postings decreased between years as a result of lower world crude oil prices. These costs declined in response to reduced world demand for crude oil due to lower Asian demand as a result of economic problems in that area of the world and overproduction (relative to demand) by oil producing nations. As a result, world oil inventories increased in 1998. This fact and the perception that the supply of crude oil would continue to exceed demand in the near future caused world oil prices to collapse in 1998.

Processing costs generally include production wages and benefits, utility costs, repairs and maintenance, insurance, property taxes and environmental compliance costs as well as depreciation and amortization. Such costs increased on an aggregate and on a per barrel basis in 1998. This increase reflects higher labor and benefits and higher heating costs due to increased natural gas prices as well as increased repair and maintenance expenditures. Other increases were due to higher environmental compliance costs.

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

Effective with the conversion to corporate form on June 1, 1998, the operations of Huntway became subject to corporate Federal and state taxes on income and a provision for income taxes of $2,071,000 was provided for the results of operations subsequent to that date. No such provision was made prior to that date as the taxable income or loss of the Partnership was passed on to its partners.
OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS
A number of uncertainties exist that may affect Huntways future operations, including availability and cost of crude oil, pricing of and demand for liquid asphalt and light end products, disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

California refineries (including Huntways) are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska totals approximately
1.9 million-bpd. However, production from existing fields in California and Alaska has been gradually declining and competition for it has been increasing.

Huntways refineries are located near substantial reserves of heavy, high sulfur crude oil, which is better suited for liquid asphalt production than for gasoline or diesel fuel due to the higher percentage yield of liquid asphalt per barrel. However, as production rates for this and other crude oils produced in California and Alaska declines competition for this crude oil from other refiners is increasing. As a result of this competition Huntway may be required to pay increasingly higher prices to meet its crude oil requirements.

Crude oil supply and costs are also impacted by various political and economic events such as under and over production by the major producing nations, war or political uncertainty in the major oil producing regions and regional and national economic recessions and recoveries. These events could cause crude oil prices to rise to such an extent that Huntway may not have sufficient letter of credit availability to purchase all the crude oil it needs to sustain operations to capacity, especially during the summer season. If this occurred, Huntway may be forced to prepay for crude oil or curtail refining operations, either of which could adversely impact results of operations.

To partially mitigate the impact of fluctuations in crude oil prices, Huntway has negotiated heavy San Joaquin Valley crude oil hedge arrangements.
Huntways net cost of crude oil increased in 1998 as a result of the hedge arrangements (due to falling crude oil prices). The Companys net cost of crude oil was reduced in 1999 and 1997 from what it otherwise would have been as a result of these hedge arrangements. Such hedging acts to smooth out but does not eliminate the ultimate impact of crude oil price swings.
The Companys primary product is liquid asphalt. Some of Huntways competitors produce liquid asphalt as a by-product and are of greater size and have larger financial resources than the Company. In addition, competition in the asphalt market is intense and could increase. Accordingly, the Company has in the past, and may in the future, have difficulty raising prices in the face of increasing crude oil costs. To some of Huntways competitors, the margins they receive on asphalt are not as important to their operations as asphalt margins are to Huntway.

Another potential risk factor concerns the demand for the Companys light-end products. These products, which include naphtha, kerosene distillate and gas oil, are manufactured as part of the refining process in conjunction with liquid asphalt. These light-end products are usually sold to larger refiners as feed stocks for their operations and are priced at a discount to wholesale finished gasoline and diesel prices. If demand for Huntways light-end products were to decline it would create downward pressure on the Companys light-end margins or potentially stop operations if light-end production could not be sold. Increasing regulatory pressures of an environmental nature could negatively impact the demand for finished fuels in California, which, in turn, would reduce demand for Huntways light-end products. While historically the Company has had little difficulty in moving its light-end production at profitable margins, the potential exists that this demand could be reduced through factors beyond the Companys control.

Both of Huntways California refineries are vulnerable to disruption in operations and reduced operating results due to the possibility of additional earthquakes in California. For example, the January 1994 Northridge earthquake destroyed a major pipeline bringing crude oil into Southern California and destroyed or severely damaged many bridges, overpasses and freeways in Southern California. The work to repair this damage was substantially completed by early 1998 but the road way repairs required primarily concrete and steel and comparatively little liquid asphalt. Future earthquakes could temporarily reduce crude supplies and asphalt demand if substantial damage were sustained by concrete road structures and crude oil pipelines.

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, commercial construction and the level of housing starts, all of which are beyond the control of the Company.
Government highway spending provides a source of demand which has been relatively unaffected by normal business cycles but is dependent upon appropriations. Historically, approximately 70% of Huntways liquid asphalt sales have been made to purchasers whose business is directly tied to these various governmental expenditures. Over the long-term, the demand for liquid asphalt will also tend to be influenced by changes in population, the level of commercial construction, and housing activity.

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

In June 1998 the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century, or TEA-21 was enacted. The bill is estimated to increase transportation related expenditures in California by $850 million a year over a six year period beginning October 1, 1997 as compared to the comparable six year period that began October 1, 1991. This equates to a 51% increase over previous funding levels. The average California apportionment over the six year period ending in October 2003 is estimated to be $2.50 billion per year or a total of $15,000 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways.

Actual and estimated apportionments to California under TEA-21 as reported by the Federal Highway Administration are as follows:

	Fiscal 1998	Actual	$2.07 billion
	Fiscal 1999	Actual	$2.42 billion
	Fiscal 2000	Actual	$2.66 billion
	Fiscal 2001	Estimated	$2.58 billion
	Fiscal 2002	Estimated	$2.63 billion
	Fiscal 2003	Estimated	$2.63 billion

This represents an average apportionment level of approximately $2.50 billion per year as compared to an average of approximately $1.65 billion over the fiscal 1992 through fiscal 1997 period.

The State of California provides additional funding for the construction and maintenance of California roads and highways. According to the Department of Finance for the State of California funding available from the State Highway Account is estimated to average $1.13 billion per year over the next 10 years excluding the Seismic Retrofit Bond Fund. This compares to an average of $0.36 billion over the previous ten years.

In November 1998 the California electorate passed Proposition 2. Proposition 2 protects the State Transportation Fund by requiring that any funds borrowed from the California State Transportation Fund be repaid with interest within one year except in the case of a fiscal emergency. In that case funds must be repaid within three years with interest. Such emergencies have been infrequent, occurring only twice in the 20th century in California.

Increased asphalt demand in 1999 reflected the impact of both the 1998 Federal highway bill and California Proposition 2 which, the Company believes, bodes well for road construction and repair funding in California into the foreseeable future.

Demographic studies suggest continued rapid growth in the population of California. Recent studies suggest Californias population will increase to approximately 50 million people by 2020 up from approximately 33 million today. This population growth should translate into increased private and public transportation expenditures including road construction and repair.

In recent years a substantial amount of public transportation dollars (financed by CALTRANS) were diverted to complete earthquake-related bridge retrofit work. By early 1998 the majority of the earthquake bridge retrofit work was completed. This work was designed to strengthen many of the bridges and overpasses in the state in advance of the next earthquake, the timing of which is unknown. As expected, CALTRANS expenditures on road construction and repair did increase in 1999 over 1998 and 1998 versus 1997.

CALTRANS is also increasingly specifying higher margin specialized asphalt products in its projects as these products last longer and perform better than conventional paving asphalts.

Even if sufficient funding is available at the state and federal level to finance needed road construction and repair activities into the foreseeable future, limiting factors that potentially could prevent these funds from being fully spent include the availability of necessary equipment and personnel in California to complete the work as well as extended period of inclement weather.

The strength of the California economy also influences demand for Huntways asphalt and light-end products. The California economy began to recover in 1995 and has experienced continued growth through 1999. This has stimulated private demand for Huntways asphalt products. Private demand for asphalt, however, currently constitutes approximately 30% of Huntways annual asphalt demand (up from approximately 20% to 25% in 1998 and 1997). The improved California economy caused private construction to increase in 1999. The Company believes private demand for asphalt will continue to expand for the next several years commensurate with the expected continued expansion of the California economy. Long-term, Huntway remains optimistic about the outlook for future growth in California, based on the level of existing expansion already underway and forecasts by several prominent economic studies. This expected growth in the California economy should support continued growth in the demand for Huntways products. There can be no assurance, however, that the California economy will continue to expand as it has since 1995 or as forecasted by economic studies.

Generally, cold, wet weather is not conducive to asphalt road construction. Accordingly, the Company almost always experiences a loss in the first quarter of the year as a result of weak demand. Periods of unusually heavy rainfall such as occurred in the last quarter of 1997 and first five months of 1998 associated with the El Nino weather phenomenon also depress asphalt demand and negatively impact profitability. However, heavy rainfall does damage asphalt roads, increasing the backlog of needed road repairs.

Barriers to entry in the asphalt market are limited. The sophistication level of the required facilities is low, indicating that existing refineries could enter the market if they chose to do so. The capital needed to undertake asphalt manufacturing at an existing California refinery operation is small by refinery standards. Permit issues for these existing refineries, while they exist, are not of such a nature that they are likely to be a significant deterrent to new entrants. If a major existing California refinery operation decided to produce liquid asphalt in any meaningful volume, the supply/demand relationship for asphalt in California could be severely disrupted with a resultant decline in asphalt prices and margins. However, construction of new asphalt refineries is unlikely due to the significant difficulty of obtaining required permits. Newly constructed refineries would have high barriers to entry due to environmental regulations and the limited size of the market.

The Company is subject to federal, state and local laws, regulations and ordinances that govern activities or operations that might have adverse environmental effects, and that impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. Although management believes that the Companys operations procedures and safety precautions are enforced, there can be no assurance that environmental problems will not occur in the future.

In summary, asphalt demand by both the public and private sector has increased over the past several years commensurate with increased public sourced funding and with the improving business climate in California. Public demand for asphalt funded primarily by CALTRANS increased in 1998 over 1997 as a result of substantial completion by early 1998 of earthquake related bridge retrofit work. Bridge retrofit projects utilize concrete and steel and use comparatively little asphalt. In 1998, as this work was nearing completion, more funds were available to be expended for road construction and repair. Moreover, in June 1998, the $217 billion Federal Highway Bill was enacted. California appropriations under this legislation over the next four years are expected to average approximately $2.63 billion as compared to an average of only $1.65 billion for the six years prior to 1998. Private demand for asphalt has also increased commensurate with the expanding California economy. This growth in private demand for asphalt is expected to continue as long as the growth in the California economy continues. Accordingly, the Company anticipates that it should be able to pass increases in crude oil costs along to its customers in the form of higher prices within reasonable time periods. Additionally, the Company estimates that approximately 15% of its asphalt sales are tied to state highway department contracts that are subject to escalators or deescalators relating to the cost of crude oil.

As a result of the factors described above, while the Company is generally optimistic regarding its future business prospects, the outlook is uncertain due to the nature of the business in which the Company operates. For example crude oil costs represent a large percentage of the total annual cash costs of the Company (ranging from 65% to 80% of costs depending on the cost of crude oil). The Company remains optimistic regarding growth in the sale of higher margin polymer based asphalt products. As with conventional asphalt products, growth in the area of polymer sales is also dependent on funding availability that can rise and fall with the economic climate. We expect the impact of the 1998 Federal highway bill and the passage of Proposition 2 in California in 1998 to result in sufficient public funding for road construction and repair to keep asphalt demand strong. At the present time, private demand for asphalt also looks strong as the California economy continues to expand. This demand probably would decline however, with any downturn in the California economic environment.

 Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management had previously determined that the year 2000 issue would not pose significant operational problems for either its computer systems (IT systems) or its process controls (Non-IT systems) and experienced no disruption of its business as a result of the rollover from 1999 to 2000.
LIQUIDITY AND CAPITAL RESOURCES

The Companys cash requirements and liquidity position are affected by various factors, including the selling prices for its refined products (liquid asphalt and light-end products) and the price of crude oil. The selling prices for asphalt products are influenced by the price of crude oil and by local market supply and demand factors for asphalt, including public and private demand for road construction and improvements. The selling prices for Huntways light end products (naphtha, kerosene distillate and gas oil) are also strongly impacted by the price of crude oil and by supply and demand factors for finished gasoline and diesel products in California. Fluctuations in the cost of crude oil are impacted by a myriad of market factors, both foreign and domestic.

The other primary factors that affect the Companys investment requirements and liquidity position generally include the timing and funding of capital expenditures either to improve operations and business growth or to comply with environmental regulations, to provide for the funding of inventories and accounts receivables during periods of increasing crude costs and to provide for the funding of increasing inventory and accounts receivable during the months prior to and during the initial start of the annual paving season (generally December through June).

Cash Flows

Cash decreased modestly to $10,445,000 at December 31, 1999 from $10,910,000 at December 31, 1998. This decline was principally the result of funding $7,077,000 of capital expenditures with internally generated cash flow. Cash increased to $10,910,000 at December 31, 1998 from $9,406,000 at December 31, 1997. This $1,504,000 increase in cash can be primarily attributed to improved operating results.

Following is a summary of the major sources and uses of cash during 1999, 1998 and 1997:

1999

Net cash provided by operating activities totaled $7,910,000 in 1999. Net income of $3,694,000 plus depreciation and amortization of $2,715,000, deferred income taxes of $1,843,000 and interest expense paid by the issuance of notes of $278,000 provided a combined $8,530,000 in cash. Increases in accounts payable relating to increased crude oil prices and a decrease in inventories resulting from an extended paving season due to dry warm weather through all of the fourth quarter in California provided an additional $5,792,000 in cash. Accounts receivable increased and used $4,462,000 in cash also as a result of the extended paving season as well as increased product prices due to the increase in crude oil costs. Prepaid expenses increased and used $851,000 in cash reflecting incurred turnaround costs. Accrued liabilities fell, using $1,099,000 in cash, as a result of lower incentive plan accruals and the utilization of tax credits associated with the increased level of capital expenditures to offset current income taxes payable. The reduction in incentive plan accruals reflects changes made to the accrual formulas to take into account the expected improvement in results from the expansion and modernization of the Benicia refinery.

Investing activities used $7,757,000 in cash in 1999. Property additions were primarily comprised of the expansion and modernization of the Benicia refinery, as well as other smaller improvements at both refineries. Improvements to the Benicia refinery consisted of a 25% increase in process capacity, the construction of 74,000 gross barrels of production and storage tankage, improvements to the modified asphalt facility and other smaller additions. Additions to other assets primarily consisted of loan costs associated with both the new revolving credit facility from Bank of America and the new senior debt facility. To a lesser extent, additions to computer software also contributed to the increase in other assets. These expenditures were offset by $331,000 in proceeds from the sale of certain pieces of process equipment located at the Arizona facility.

Financing activities used $618,000 in cash in 1999 primarily due to net repayment of long-term obligations of $741,000 offset by the proceeds from the exercise of stock options.

1998

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

1997

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

Capital Resources

The Companys outstanding long-term debt was $36,453,000 at December 31, 1999. Of this amount, $1,548,000 was due within one year and the remainder has an average maturity of approximately 6.5 years. As of December 31, 1999 total long-term debt amounted to 47% of total capitalization (shareholders equity plus borrowings) and the Company believes that it has additional long-term borrowing capacity.

Over the past three years the Company has generated average cash flows from operations of $6,095,000 per year and the Company believes that such internally generated liquidity, together with access to external resources will be sufficient to satisfy existing commitments and plans and also to provide some opportunity for additional growth.

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

Management continues to address all areas of the Companys operations in an effort to improve profitability and shareholder value through growth in the business, improvement in operations, as well as reduction in costs.

The following summarizes the significant changes in the Companys capitalization both currently planned and over the past three years:

The Company presently anticipates that it will borrow an additional $2,500,000 from its existing senior lender in April 2000 to provide funding for a new 155,000 gross barrel storage tank at its Benicia refinery. This borrowing is anticipated to be amortized over a three year period with a final principal payment of $1,250,000. It is expected that additional storage capacity will enable the Company to increase asphalt and light end production at its Benicia refinery during periods of lower asphalt demand.

On October 29, 1999 the Company terminated its then existing $17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. (The Bank). The new facility is collateralized by the Companys current assets and is subject to a borrowing base limitation. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit for the purchase of crude oil. Borrowings under the facility generally bear interest at The Banks reference rate, 8.5% at December 31, 1999, while letter of credit fees are 1.5% (versus 2.0% under the old facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 of this facility may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2001.

On January 21, 1999 the Company obtained a new seven year, $13,390,000 senior debt facility. The facility bears interest at a fixed rate of 9.234%. Proceeds from the borrowings were used to retire all $12,798,000 of Huntways then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital. This borrowing amortizes over an 84 month period beginning in February 1999. Monthly payments on the debt including principal and interest total approximately $218,000.

On June 1, 1998 the Company converted to corporate form. Accordingly, earnings generated subsequent to that date are subject to state and federal taxes.

In October 1997 the Company issued $21,750,000 in 9.25% Senior Subordinated Secured Convertible Debt due 2007. The holders of the convertible debt can convert into equity at $1.50 a share at any time. Huntway can force conversion after October 15, 2000 assuming certain trading criteria are met. Interest on the convertible debt notes is due on a semi-annual basis payable $1,006,000 on June 30 and $1,006,000 on December 31. This transaction significantly improved Huntways capital structure and provided the Company with $2,500,000 in cash. In addition it reduced required principal payments by $2,480,000 in 1998. On conversion of the convertible debt, total debt would decline $21,750,000 while annual interest expense would decline by $2,012,000.

The average interest rate and weighted average debt outstanding during each of the past three years was as follows:

                                             	Average
	                                            Interest	     Weighted Average
	                                              Rate	       Debt Outstanding
	1997	                                       11.13%	        $29,597,375
	1998	                                       11.08%	        $37,465,950
	1999	                                        9.51%        	$37,117,004

Scheduled fixed principal and cash interest payments in 2000 total $4,631,000. Principal and cash interest payments totaled $4,428,000 in 1999 and $4,547,000 in 1998.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
As previously noted, the Companys profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Companys earnings, financial position and cash flows. Approximately half of Huntways production consists of light products and half of asphalts. The prices of Huntways light products have historically followed changes in crude oil prices over 12 to 18 month time periods despite high short-term volatility. Management believes that approximately 15% of Huntways asphalt unit sales volume will be covered by contractual escalation and deescalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. The Company has entered into such arrangements covering approximately 55% of its expected crude oil requirements for all of 2000. These arrangements provide that the Company will receive approximately $450,000 per month so long as average monthly posted prices for California heavy San Joaquin Valley (SJV) crude oil exceeds $15.50 and increasing by approximately $75,000 for every dollar by which the average posted price exceeds $22.00. As of December 31, 1999 the posted price for such crude oil was approximately $20.00 and the WTI reference price was approximately $25.50. The Company begins to pay, on an accelerating basis when the average posted price of SJV falls below $13.49. Should the posted price of SJV crude oil fall to $9.50 the Companys monthly exposure (payments) under these contracts would be approximately $600,000.

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

Item 8.   Financial Statements and Supplementary Data







INDEPENDENT AUDITORS REPORT

Board of Directors and Shareholders,

We have audited the accompanying consolidated balance sheets of Huntway Refining Company, successor to Huntway Partners, L.P. (a limited partnership), and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntway Refining Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.














/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
February 18, 2000

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS

						                               	    December 31,		      December 31,
							                                       1999				           1998

CURRENT ASSETS:
        Cash and Cash Equivalents		 $10,445,000 		 $10,910,000
        Accounts Receivable - Net		   8,444,000		   3,983,000
        Inventories			         2,754,000  		   3,551,000
        Prepaid Expenses			   1,309,000 	 	     449,000
              Total Current Assets		  22,952,000 		  18,893,000

PROPERTY - Net					  64,398,000 		  59,827,000

OTHER ASSETS - Net				   2,059,000   		   1,280,000

GOODWILL - Net			 		   1,587,000 	   	   1,644,000

TOTAL ASSETS			 		 $90,996,000 		 $81,644,000


CURRENT LIABILITIES:
        Accounts  Payable			  $8,528,000 		  $3,515,000
        Current Portion of Long-Term Debt	   1,548,000 		     757,000
        Accrued Interest			     608,000 		     593,000
        Other Accrued Liabilities		     975,000 		   2,089,000
                Total Current Liabilities	  11,659,000 		   6,954,000

Long-Term Debt			 		  34,905,000  		  36,110,000
Deferred Income Taxes and
  Other Long-Term Obligations			   2,783,000 		     990,000

CAPITAL:
      Preferred Stock (1,000,000 shares
      authorized, none issued)			 - 			 -
      Common Stock (75,000,000 shares
      authorized, 15,004,771 and 14,881,271
      outstanding at December 31, 1999
      and 1998 respectively)			     150,000 		    149,000
        Additional Paid-In Capital		  34,698,000 		 34,334,000
        Retained Earnings			   6,801,000 		  3,107,000
               Total Capital			  41,649,000 		 37,590,000

TOTAL LIABILITIES AND CAPITAL			 $90,996,000 		$81,644,000

See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 1999, 1998 and 1997

						1999		   1998		   	1997
Sales					$111,170,000 		 $79,050,000 	 	$96,715,000
Costs & Expenses:
Material & Processing Costs		  93,627,000 		  61,719,000 		 85,201,000
Selling and Administration Expenses	   5,634,000 		   6,143,000 	 	  4,476,000
Interest Expense, net			   3,420,000 		   3,368,000 		  3,492,000
Depreciation and Amortization		   2,715,000 		   2,605,000 		  2,414,000
Total Costs and Expenses		 105,396,000 		  73,835,000 		 95,583,000

Income before Income Taxes		   5,774,000 		   5,215,000 		  1,132,000
Provision for Income Taxes		   2,080,000 		   2,071,000 		         -
Net Income				  $3,694,000 		  $3,144,000 		 $1,132,000
Basic Earnings per Share or Unit:		$0.25 		       $0.21 		      $0.05
Diluted Earnings per Share or Unit:		$0.16 		       $0.15 		      $0.04

Pro Forma Financial Information:
(See Note 1 to Consolidated Financial Statements)
Income before Income Taxes	  	  			  $5,215,000 		 $1,132,000
Pro Forma Income Tax Provision				   2,086,000 		    453,000
Pro Forma Net Income						  $3,129,000 		   $679,000
Pro Forma Basic Earnings per Share					$0.21 		      $0.03
Pro Forma Diluted Earnings per Share					$0.14 		      $0.02
See accompanying notes to consolidated financial statements.



HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 1999, 1998 and 1997
                                                1999		   1998		1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income
	$3,694,000 	$3,144,000	$1,132,000
Adjustments to Reconcile Net Income
to Net Cash Provided by Operating Activities:
Interest Expense Paid by the Issuance of Notes	   278,000	248,000
894,000
Depreciation and Amortization	2,715,000 	 2,605,000 	     2,414,000
Deferred Income Taxes	 1,843,000 	940,000 	-
Changes in Operating Assets and Liabilities:
  Decrease (Increase) in Accounts Receivable	  (4,462,000)	83,000 	1,082,000
  Decrease (Increase) in Inventories	779,000 	634,000 	(700,000)
  Decrease (Increase) in Prepaid Expenses	(851,000)	138,000 	41,000
  Increase (Decrease) in Accounts Payable	5,013,000 	(3,215,000)	(183,000)
  Increase (Decrease) in Accrued Liabilities	(1,099,000)	1,164,000 	(46,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,910,000 	5,741,000	 4,634,000
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property	(7,077,000)	(2,554,000)	(2,046,000)
  Sale of Surplus Property	331,000 	- 	-
  Other Assets	(1,011,000)	(381,000)	(769,000)

NET CASH USED BY INVESTING ACTIVITIES	(7,757,000)	(2,935,000)	(2,815,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock	123,000 	262,000 	-
  Issuance Costs and Expenses	- 	(16,000)	-
  Proceeds from Issuance of Long-Term Debt	13,408,000 	- 	2,500,000
  Repayment of Long-Term Obligations	(14,149,000)	(1,548,000)	(200,000)

NET CASH PROVIDED (USED)  BY FINANCING ACTIVITIES 	(618,000)	(1,302,000)
2,300,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(465,000)	1,504,000
4,119,000
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,910,000 	9,406,000 	5,287,000
CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,445,000 	$10,910,000 	$9,406,000
SUPPLEMENTAL DISCLOSURES:
Interest Paid in Cash During the Period	$3,127,000 	$3,098,000 	$2,343,000
Income Taxes Paid in Cash During the Period	$503,000 	$1,131,000
Issuance (Redemption) of Units Not Involving Cash			$(6,596,000)
Issuance of Notes Not Involving Cash	$278,000 	$248,000 	$19,250,000
Retirement of Notes Not Involving Cash			$11,707,000
See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENT OF CAPITAL

					                              Additional		          Treasury
				                Partners	Common	 Paid In	  Retained  Stock     	Total
				                 Capital  Stock  Capital   Earnings  (at cost)	 Capital
Balance at January 1, 1997	 $39,041,000						    $39,041,000
Earned Portion of
  Option Awards		     268,000  						        268,000
Net Income for the Year
Ended December 31, 1997	   1,132,000						      1,132,000
Capital Redemption	 	  (6,662,000) 		  		  		    (6,662,000)
Balance at December 31, 1997	  33,779,000 						    33,779,000
Earned Portion of Option Awards    212,000 		  $209,000				421,000
Net Income for the Year
Ended December 31, 1998	      37,000 				$3,107,000	     3,144,000
Issuance of 14,731,271 shares
in exchange for partnership
interests			 (34,028,000)	$147,000 33,881,000 				  -
Sale and Issuance of 150,000
shares			 			   2,000    260,000			       262,000
Issuance Costs					            (16,000)			       (16,000)
Sale and Issuance of 850,000
shares to Huntway Partners L.P.
and reclassified to Treasury
Stock upon Merger	  		 	   8,000      1,000  		    $(9,000)	 -
Balance at December 31, 1998	 	- 	 157,000 34,335,000 	3,107,000   (9,000)
37,590,000
Earned Portion of Option Awards			     242,000			 	242,000
Net Income for the Year
Ended December 31, 1999						3,694,000	      3,694,000
Sale and Issuance of 123,500
shares from Exercise of
Stock Options	 			 - 	   1,000    122,000 		 -	 - 	123,000
Balance at December 31, 1999	 	$- 	$158,000 $34,699,000 	$6,801,000 $(9,000)
$41,649,000

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Huntway Refining Company (the Company) was formed for the purpose of effecting the conversion of Huntway Partners, L.P. (the Partnership) from a publicly traded limited partnership to a publicly traded corporation on June 1, 1998 through the merger of the Partnership into the Company (the Conversion). The Company issued 14,583,958 shares of $0.01 par value common stock to the Partnerships limited partners in a one for one exchange for their limited partner units. The Company also issued 147,313 shares of common stock to the Partnerships general partners in exchange for their 1% general partner interest. As a result of the merger, the Company succeeded to the Partnerships assets, liabilities and operations. The transaction has been accounted for as a reorganization of affiliated entities with the assets and liabilities of the Company recorded at their historical cost basis.

General. Huntway Refining Company, a Delaware corporation, is engaged primarily in the operation of the 6,000 barrel-per-day Wilmington refinery located in Southern California and the 12,500 barrel-per-day Benicia refinery located in Northern California, which produce and sell refined petroleum products. The Company also owns a facility in Arizona that is being held for use as a petroleum products terminal.

Principles of Consolidation. The consolidated financial statements include the accounts of Huntway Refining Company and its subsidiary, Sunbelt Refining Company, L.P. (Sunbelt). All significant inter-company items have been eliminated in consolidation.

Cash and Cash Equivalents. Short-term, highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. These investments are stated at cost, which approximates fair value.

Exchange Transactions. In connection with its refinery activities, the Company engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. At December 31, 1999 and 1998 Huntway Refining Company owed balances, which were included in inventories, for commodities on exchange valued at approximately $133,000 and $63,000, respectively.

Environmental Costs.   The Company is subject to various environmental laws
and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Companys policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging Issues Task Force Topic 90-8 and exhibits thereto.

Turnaround Costs. Costs of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit, generally 18 months.

Accounts Receivable. Included in Accounts Receivable are allowances for doubtful accounts of $143,000 and $301,000 at December 31, 1999 and 1998 respectively.

Income Taxes. Effective with the Conversion on June 1, 1998, the operations of Huntway became subject to corporate federal and state taxes on income and provision for such taxes has been made subsequent to that date. Deferred income taxes result primarily from temporary differences between financial reporting and tax reporting. Determination of deferred tax assets and liabilities is based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. Pro forma information is presented to assist in comparing the results of operations as if the Conversion had occurred at the beginning of each period for which financial statements are presented. The pro forma provision for income taxes has been calculated at an estimated combined federal and state rate of 40%.

No provision has been made for income taxes in the accompanying consolidated financial statements for periods prior to June 1, 1998 when the operations of the Company were carried on in partnership form as the taxable income or loss of the Partnership was allocated to each partner in accordance with the provisions of the partnership agreement. The partnership agreement generally provided that income, loss and cash distributions be allocated 1 percent to the general partners and 99 percent to the limited partners. In turn, each partners tax status determined the appropriate income tax for that partners allocated share of Partnerships taxable income or loss.

Inventories. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO), which is not in excess of market. Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

LIFO decreased net income for 1999 by approximately $1,256,000 or approximately $.04 per diluted share. The effect of LIFO in 1998 was to increase net income by approximately $1,028,000 or approximately $.07 per diluted share. For 1997 the effect was to increase net income and net income per diluted limited partner unit by approximately $1,164,000 and approximately $0.05, respectively.

Inventories at December 31, 1999 and 1998 were as follows:
		                    1999		      1998
 Finished Products 	$2,264,000 	$2,180,000
 Crude Oil and Supplies 	2,583,000 	1,371,000
		 4,847,000 	3,551,000
 Less LIFO Reserve 	(2,093,000)		 -

 Total 	$2,754,000 	$3,551,000




Hedging Activities. From time to time, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are zero cost collars under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts ceiling or floor levels, respectively. Because these contracts relate to the Companys basic raw material and cover amounts significantly less than the Companys actual usage, cash flows associated with such hedging transactions are considered an integral part of the cost of acquiring crude oil and are included in the cost when purchased. In 1999 and 1997, such hedges reduced the cost of crude oil acquired by $2,044,000 or approximately 3% and $262,000 or less than 1%, respectively. In contrast, during 1998, such hedges increased the cost of crude oil acquired by $2,187,000 or approximately 5%. The Companys current arrangements are effective for all of 2000 and cover approximately 55% of its expected crude oil requirements over that period. These arrangements provide that the Company will receive approximately $450,000 per month so long as average monthly posted prices for California heavy San Joaquin Valley (SJV) crude oil exceeds $15.50 and increasing by approximately $75,000 for every dollar by which the average posted price exceeds $22.00. As of December 31, 1999 the posted price for such crude oil was approximately $20.00 and the price for West Texas Intermediate crude on the New York Mercantile Exchange was approximately $25.50. The Company begins to pay, on an accelerating basis when the average posted price of SJV falls below $13.49. Should the posted price of SJV crude oil fall to $9.50 the Companys monthly exposure (payments) under these contracts would be approximately $600,000. The Company does not enter into such arrangements for trading or other speculative purposes.

Property and Depreciation. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities which are temporarily closed are retained in the property accounts as idle facilities and are depreciated.

Property at December 31, 1999 and 1998 consisted of:

					                        Depreciable
					                            Life			         1999		       1998
Land			 		 		                               $2,176,000 	 	$2,176,000
Buildings				                       40 yrs.	   887,000 	 	   887,000
Refineries and Related
  Equipment				                     40 yrs.	79,964,000 	 	73,429,000
Other					                      5 - 10 yrs.	 1,291,000 	 	 1,257,000
Construction in Progress			                  1,217,000 	 	   708,000
Idle Facilities					                           896,000 	 	 1,227,000
					 		                                    86,431,000 	 	79,684,000
Less Accumulated Depreciation
   and Amortization			                     (22,033,000)	     (19,857,000)
Property - Net				                         $64,398,000 	     $59,827,000


In August 1993, the Company suspended operations at its Sunbelt refinery located in Coolidge, Arizona. The primary factors involved in this decision were poor margins at the facility, limited working capital availability and, to a lesser extent, the impact of an environmental lawsuit and investigation filed by the State of Arizona, which was settled in 1993. Pursuant to an evaluation of the operating potential of the facility, the plant was subsequently written down to $1,227,000 in 1995. This write down considered, among other things, the outlook for the asphalt market in Arizona, the regulatory environment impacting both the plant operations as well as the formulation requirements of diesel and jet fuel in the markets the plant would serve and the ability of the Company to market those products. This evaluation indicated that the likelihood of operation as a petroleum refinery in the future was remote, but that the facility might be operated effectively as a crude or products terminal and storage facility at some time in the future. In 1999, certain pieces of process equipment located at the facility were sold to a third party. As a result, while the facility may no longer be operated as a refinery it does have 295,000 barrels of storage capacity for petroleum products along with loading racks, pumps and other equipment necessary for operation as a petroleum products terminal and continues to be held for that purpose. The net proceeds from the sale of $331,000 were charged against the carrying value of the facility and no gain or loss was recognized.

Other Assets. Other assets are stated at cost and amortized over 2 to 10 years, where appropriate, using various methods over the useful lives of the assets.

Other assets at December 31, 1999 and 1998 consisted of:

							                           1999			        1998
Computer Software			 		         $ 893,000 		 $658,000
Loan Costs			 			               1,366,000 		  604,000
Deposits			 			                   416,000		   459,000
Other			 				                     739,000		   682,000
			 				                        3,414,000 		2,403,000
Less Accumulated Amortization		(1,355,000) (1,123,000)
Other Assets - Net			          $2,059,000  $1,280,000

Goodwill. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relates to the Companys California
refineries.   Huntway Refining Companys refineries are designed to produce asphalt and unfinished light-end products and, accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Company evaluates such goodwill and other long-lived assets for impairment whenever changes in circumstances indicate that the carrying value may not be fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 1999 and 1998 was $700,000 and $643,000, respectively.

Interest Capitalization. The Company capitalizes interest incurred in connection with the construction of refinery facilities. In 1999 $82,000 of interest was capitalized in connection with the expansion and modernization of the Benicia refinery. In 1998, $68,000 of interest was capitalized relating to the waste water treatment facility at the Wilmington refinery. No interest was capitalized in 1997.

Other Accrued Liabilities. Included in other accrued liabilities at December 31, 1999 and 1998 are accrued compensation-related costs of $1,142,000 and $1,987,000, respectively.

Deferred Income Taxes and Other Long-Term Obligations. Included in deferred income taxes and other long-term obligations at December 31, 1999 and 1998 are deferred income tax liabilities of $2,783,000 and $940,000, respectively. At December 31, 1998 an amount due to the state of Arizona under an agreement reached in 1993 relating to the Sunbelt Refinery of $50,000 was also included.

Fair Value of Financial Instruments. The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of the convertible debt, the senior secured notes and the junior subordinated debentures approximate fair value as the contractual rates of interest approximate market rates. The combined fair value of the 12% Senior Secured Notes and the Industrial Development Bonds was approximately $12,000,000 at December 31, 1998. The fair value of crude oil hedging instruments was approximately $3,800,000 at December 31, 1999. The fair value of such arrangements at December 31, 1998 was not determinable.

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

In June 1999 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137 which delays the effective date of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It is effective for years beginning after June 15, 1999 and generally requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The Company has not determined the impact this pronouncement may have upon its financial statements.


NOTE 2.  FINANCING ARRANGEMENTS
On October 29, 1999 the Company terminated its then existing $17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. (The Bank). The new facility is collateralized by the Companys current assets and is subject to a borrowing base limitation. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit securing the purchase of crude oil. Borrowings under the facility generally bear interest at The Banks reference rate, 8.5% at December 31, 1999, while letter of credit fees are 1.5% (versus 2.0% under the old facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2001. At December 31, 1999 there were no outstanding borrowings under the facility.

The Companys long term debt as of December 31, 1999 and 1998 consisted of the following:
	                                               1999		           1998
9.25% Senior Subordinated Convertible Notes
   Due October 15, 2007	                      $21,750,000 		 $21,750,000

9.234% Senior Secured Notes due
January 21, 2006	                              12,089,000 		 -

12% Senior Secured Notes due
December 31, 2005			                                           4,599,000

12% Junior Subordinated Debentures due
    December 31, 2005	                          2,597,000 		   2,318,000

Series 1988 Variable Rate Demand Industrial
   Development Bonds (IDB) due September 1, 2005,
   Interest on the IDB is Payable Monthly at Rates
   Determined Weekly Based on Market Rates for
   Comparable Interest (4.20% and 3.95% at
   December 31, 1998 and 1997, Respectively) and
   Collateralized by a Standby Letter of Credit
   Issued by a Bank.	                                   - 		  8,100,000

Other                                              17,000 		 -

Total	                                         36,453,000 		 36,767,000

Less Amount Classified as Current 	             1,548,000 		    657,000

Net Long-Term Debt	                           $34,905,000 		 $36,110,000

All of the Companys assets serve as collateral under these arrangements.

On January 21, 1999, the Company obtained a new seven-year, $13,390,000 senior debt facility. The facility amortizes monthly and bears interest at a fixed rate determined at the time of funding. Initial proceeds of $13,390,000 from the facility, bearing interest at 9.234%, were used to retire all $12,798,000 of Huntways then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital.

The $21,750,000 in 9.25% Senior Subordinated Secured Convertible Notes (the Convertible Debt) due on October 15, 2007, are convertible into equity at $1.50 per share (subject to adjustment). The Company can force conversion after October 15, 2000 providing that the price of Huntways stock exceeds $2.50 for at least 10 consecutive trading days during which the cumulative sales volume of the Companys common stock is at least 200,000 shares. On an as converted basis, total shares would increase to 29,504,771. Interest on the Convertible Debt is due on June 30 and December 31 and the principal balance is due October 15, 2007 unless earlier converted.

The 12% junior subordinated debentures mature on December 31, 2005. No principal payments or prepayments will be made on the junior subordinated debentures until all senior secured notes are paid in full. Interest on the junior subordinated debt at 12% is payable only in kind.

Minimum required principal payments, as of December 31, 1999 (assuming the Convertible Debt does not convert), under the Companys debt agreements are as follows:



2000	             $  1,548,000
2001	                1,703,000
2002	                1,869,000
2003	                2,052,000
2004	                2,250,000
thereafter	         27,031,000
	                  $36,453,000

In the event some or all of the Convertible Debt is converted into common shares, the amount of minimum required cash principal payments subsequent to 2004 would be reduced by the amount of the debt so converted.

NOTE 3.  INCOME TAXES
Prior to the conversion to corporate form on June 1, 1998, the Partnership (a publicly-traded partnership for federal and state income tax purposes) was not subject to income taxes rather, the Partnerships income or loss was allocated directly to its partners.

The Conversion was structured as a merger of affiliated entities; it did not have an impact on the book basis of Huntways assets. However, it did result in a step-up in the tax basis of those assets to an amount, which was approximately equal to their book bases. Accordingly, no deferred tax asset or liability was recorded as a result of the Conversion.

The provision for income taxes consisted of the following:
Current:
					                1999			   1998
   Federal 	 				$222,000 	 $1,024,000
   State 	 				  15,000 	    107,000
   Total Current Tax Provision 	 237,000 	  1,131,000
 Deferred:
   Federal 	 			     1,657,000 	    724,000
   State 	 				 186,000 	    216,000
   Total Deferred Tax Provision    1,843,000 	    940,000
 Total Provision for Income Taxes $2,080,000 	 $2,071,000

The provision for state income taxes for 1999 has been reduced by the impact of estimated investment credits of approximately $284,000.
A reconciliation of the significant differences between the federal statutory income tax rate and the effective tax rate on pre-tax income is as follows:

								                                     1999			1998
Provision at Federal statutory rate	 		$1,963,000 	 $1,773,000
State income taxes net of  federal tax benefit	   133,000 	    213,000
Other	 							   (16,000)	     85,000
Provision for Income Taxes	 			$2,080,000 	 $2,071,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The primary components of the Companys deferred tax liability are as follows:

								                              1999			1998
Depreciation and Amortization	 			$2,682,000 	 $1,032,000
Other	 							   101,000 	    (92,000)
Deferred Tax Liability	 				$2,783,000 	   $940,000

NOTE 4.  LEASE COMMITMENTS
The Company has entered into certain ground leases for its refinery facilities. Such leases range from one to 32 years in duration. All such leases are classified as operating leases.

The Company also leases a deep-water terminal facility in Benicia, California. Under terms of the lease agreement, the Company pays minimum annual lease payments of approximately $385,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one years notice and is accounted for as an operating lease.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms of one year or more, as of December 31, 1999, are:

2000	 $    749,000
2001	      321,000
2002	      230,000
2003	      230,000
2004 	      12,000
Thereafter	 48,000

Total	 $ 1,590,000

Rental expense for all operating leases (some of which have terms of less than a year) was $1,164,000, $1,011,000 and $1,042,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.


NOTE 5. BASIC AND DILUTED SHARES/UNITS OUTSTANDING, EARNINGS PER SHARE/UNIT AND ALLOCATION OF INCOME AND LOSS

The following table summarizes the changes in the equity interests over each of the past three years:

			Interest of	Limited		Total		Outstanding	Outstanding
			General		Partner		Equivalent	Common		Preferred
			Partners	Units		Units		Stock		Stock
Balance at
January 1, 1997	 255,987 	25,342,654 	25,598,641 		 - 		 -
Redemption of Limited
Partner Units
  On October 31, 1997	 108,674)	(10,758,696)	(10,867,370)		 - 		 -
Balance at
December 31, 1997	 147,313 	 14,583,958 	 14,731,271 		 - 		 -
Issuance of Common
Shares in Exchange
for Partnership
Interests	 	(147,313)	(14,583,958)	(14,731,271)	14,731,271 		 -
Sale and Issuance
of Common Shares	 	- 		 - 		 - 	 1,000,000 		 -
Treasury Stock Acquired
in Merger	 		- 		 - 	   	 -	  (850,000)		 -
Balance at
December 31, 1998	 	- 		 - 		 - 	14,881,271 		 -
Sale and Issuance of
Common Shares	 		- 		 - 		 - 	   123,500 		 -

Balance at
December 31, 1999	 	- 		 - 		 - 	15,004,771 		 -

On October 31, 1997, pursuant to the issuance of the Convertible Debt, the Company redeemed 10,758,696 units, reducing the total number of units outstanding to 14,583,958 from 25,342,654.

On June 1, 1998, Huntway merged the partnership, Huntway Partners L.P., into a newly formed corporation, Huntway Refining Company, effectively converting the business to corporate status. Earnings for the years ended December 31, 1998 and 1999 are shown on a per share basis while earnings for the year ended December 31, 1997 are shown on a per unit basis.

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

Generally, through May 31, 1998, Partnership income and loss was allocated 1% to the general partners and 99% to the limited partners.

The following table reconciles the calculation of basic and fully diluted earnings per share or unit (000s omitted):

For the Year Ended	    For the Year Ended	         For the Year Ended
December 31, 1999	    	     December 31, 1998	     	 December 31, 1997
Income	Shares	Per-Share    Income Shares Per-Share 	Income Units Per-Unit
(Numerator(Denominator)Amount (Numerator)(Denominator)Amount(Numerator)
(Denominator)Amount

Net Income 	 $3,694 		      $3,144 			  $1,132

Weighted Average
Shares or Units
Outstanding:
Unit Equivalent
of General
Partner Interest		 - 				 - 			238
Limited Partner Units		 - 				 - 		    23,549
Common Shares		    14,971 			    14,806 			-
Basic Earnings
Per Share
or Unit		3,694 	    14,971 $0.25 	3,144 	    14,806 $0.21 1,132    23,787 $0.05

Effect of
Dilutive
Securities:
Share or
Unit Options		     1,885 			     1,888 		     2,695
Convertible
Debt	 	1,207 	    14,500 		1,542 	    14,500 		- 	 -

Diluted
Earnings
Per Share
or Unit	 	$4,901 	    31,356 $0.16      $4,686 	    31,194 $0.15 $1,132 26,482
$0.04

For 1999 and 1998 options to purchase 1,451,000 and 1,273,000 shares respectively at prices, which ranged from $1.50 to $1.625, were not included in the computation of diluted earnings per share because their effect was antidilutive.

During 1997, the Company issued convertible notes, which may be converted into equity at $1.50 per unit. These notes were not included in the computation of diluted earnings per unit in 1997 because the effect of their assumed exercise was antidilutive. These notes mature on October 15, 2007.

NOTE 6. PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND PENSION PLAN The Company has a profit sharing and tax deferred savings (401K) plan and a defined contribution pension plan. The Companys contributions to the plans generally vest to participants on the basis of length of employment. The Company matches up to 2% of participants base compensation to the tax deferred savings (401K) plan. Profit sharing contributions by the Company may be made from profits, not to exceed the Companys current net income. For 1999 and 1998, 4% was accrued for profit sharing contributions. No such contribution was accrued in 1997. The Company also makes a minimum pension contribution equal to 4% of participants base compensation, which is made each year regardless of current profits or losses.

The amounts of the Companys contributions to the plans charged to income for the years ended December 31, 1999, 1998 and 1997 were $568,000, $444,000, and
$286,000, respectively.

NOTE 7.  STOCK OPTIONS
In 1998, the Company created the 1998 stock option plan (the Share Plan) to compensate certain directors, officers and employees of the Corporation. The Share Plan, provides for the issuance of up to 2,000,000 common shares and does not have a fixed termination date.

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

The following summarizes stock option activity for the years ended December
31, 1997, 1998 and 1999:
							Non-				Weighted
					Incentive	Qualified	Other		Average
					Stock		Stock		Stock		Exercise
					Options		Options		Options		Price

Outstanding at January 1, 1997	- 	 	2,815,850 	 1,146,059 	$0.50
  Granted		 		- 	 		- 	 	-	$-
  Excercised		 		- 	 		- 	 	- 	$-
  Canceled		 		- 	 	  (21,850)	 	- 	$0.50
Balance at December 31, 1997		- 	 	2,794,000 	 1,146,059 	$0.50
  Granted		 		- 	 	1,368,500 	 	- 	$1.52
  Excercised		 		- 	 		- 	 	- 	$-
  Canceled		 		- 	 	   (3,000)	 	- 	$0.92
Balance at December 31, 1998		- 	 	4,159,500 	 1,146,059 	$0.76
  Granted			 			  300,000 	 	- 	$1.63
  Excercised			 			 (123,500)	 	- 	$0.50
  Canceled		 		- 	 	  (62,500)	 	- 	$1.13
Balance at December 31, 1999		- 	 	4,273,500 	 1,146,059 	$0.85




The following summarizes pricing and term information for options outstanding at December 31, 1999:

					Weighted
		Number		Average
	Outstanding at		Remaining		Exercisable at
Exercise Prices	December 31, 1999		Contractual Life	December 31, 1999
$0.500 	 		3,790,559 	 		7.0 years 	 	3,790,559
$1.500	 		1,154,000 	 		8.1 years 	 		-
$1.625	 		  175,000 	 		8.6 years 	 	   25,000
$1.625	 		  300,000 	 		9.8 years 	 	  150,000
	 	5,419,559 	 		8.4 years 	 	3,965,559


On January 7, 2000 options for 200,000 shares were issued under the Share Plan at a price of $1.25, which was the closing price of the underlying shares on that date. Of these options, 100,000 vested on March 1, 2000 and the remaining 100,000 vest no earlier than October 15, 2001 and no later than October 15, 2002.

On August 5, 1999 options for 300,000 shares were issued under the Share Plan at a price of $1.625, which was the closing price of the underlying shares on that date. 150,000 of these options vested upon grant and the remaining 150,000 vest on October 15, 2000.

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

The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25 and recorded compensation expense related to stock and unit option grants of $242,000, $421,000 and $268,000 in 1999, 1998 and 1997
respectively. Had compensation cost for the plans been determined in a manner consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma net income and net income per diluted share or unit would have been $3,324,000 and $0.14, respectively, for 1999, $2,751,000 and $0.14 respectively, for 1998 and $572,000 and $0.02, respectively, for 1997.

The fair value of stock options granted during 1999 was $300,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: Risk free interest rate of 6.46%; expected life of five years; and expected volatility of 66%.

The weighted average fair value of stock options granted during 1998 was $1,787,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: Risk free interest rate of 5%; expected life of five years; and expected volatility of 70%.

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

Sales of liquid asphalt were approximately $60,032,000, $48,221,000 and $49,325,000 in 1999, 1998 and 1997 respectively. Sales of light-end products were approximately $51,138,000, $30,829,000 and $47,390,000 in 1999, 1998 and
1997 respectively.

One unrelated customer, Ultramar Diamond Shamrock, accounted for approximately 30% and 25% of revenues in 1999 and 1997, respectively. Two unrelated customers, Ultramar Diamond Shamrock and Mobil Oil, accounted for approximately 17% and 11% of revenues in 1998, respectively.

NOTE 10.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 1999 and 1998:
	Quarter
		 		             First 	 	Second 	 	Third 	 	Fourth
Revenues:
1999		 		$12,599,000 	 $22,655,000 	 $41,527,000 	 $34,389,000
1998		 		$12,553,000 	 $20,277,000 	 $25,592,000 	 $20,628,000

Operating Income:
1999		 		$   891,000 	 $ 1,971,000 	 $ 4,387,000 	 $ 1,945,000
1998		 		$   166,000 	 $ 2,209,000 	 $ 3,805,000 	 $ 2,403,000

Net Income:
1999		 		$    21,000 	     666,000 	   2,070,000 	 $   937,000
1998		 		$  (666,000)	   1,084,000 	   1,764,000 	 $   962,000

Basic Income per Share:
1999		 		$	-   	       $0.04 	       $0.14 	       $0.06
1998		 		$    (0.05)	 $	 0.07 	 $	 0.12 	 $	 0.06

Diluted Income pe Share:
1999		 		$	-   	 $	 0.03 	 $	 0.08 	 $	 0.04
1998		 		$    (0.05)	 $	 0.05 	 $	 0.07 	 $	 0.04



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Information required to be furnished in this part of the Form 10-K has been omitted because the Registrant will file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors not later than April 29, 2000.

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the headings Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

Item 11.  Executive Compensation

The information set forth under the headings Compensation Committee Interlocks and Insider Participation, Compensation, Compensation Committee Report on Executive Compensation and Performance Graph in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information set forth under the heading Security Ownership of Certain Beneficial Owners and Management in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
The information set forth under the heading Certain Transactions in the Registrants Proxy Statement for the annual meeting of stockholders to be held on May 10, 2000 is incorporated herein by reference.

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

3.1 Certificate of Incorporation of Huntway Refining Company
(incorporated by reference to Exhibit 3.1 of the Registrants
Registration Statement on Form S-4, Registration File No. 333-
45093, filed January 28, 1998)

3.2 Bylaws of Huntway Refining Company (incorporated by reference to
Exhibit 3.2 of the Registrants Registration Statement on Form S-4, Registration File No. 333-45093, filed January 28, 1998)

 	4.1	Indenture dated as of October 31, 1997 between Huntway Partners,
L.P.
and State Street Bank and Trust Company, as trustee, pursuant to which the 9.25% Senior Subordinated Secured Convertible Notes due
2007 were issued (incorporated by reference herein to Exhibit 4.1 of the
Report of Huntway Partners, L.P. on Form 8-K, filed November 17,
1997,
Commission file No. 1-10091)

4.2 Form of 9.25% Senior Subordinated Secured Convertible Note due 2007 (included in Exhibit 4.1) (incorporated by reference herein to Exhibit 4.2 of the
Report of Huntway Partners, L.P. on Form 8-K, filed November 17,
1997,
Commission file No. 1-10091)

4.3 First Supplemental Indenture dated as of January 14, 1998 between Huntway Partners,
L.P. and State Street Bank and Trust Company, as trustee, relating to the 9.25% Senior
Subordinated Secured Convertible Notes due 2007 (incorporated by reference herein to Exhibit 10.4 of the Report of Huntway Partners, L.P. on Form 8-
K, filed March 31,
1998, Commission file No. 1-10091)

4.4 Second Supplemental Indenture dated as of March 30, 1998 between
Huntway
Partners, L.P., and State Street Bank and Trust Company, as trustee, relating to the
9.25% Senior Subordinated Secured Convertible Notes due 2007

4.6 Exchange and Purchase Agreement entered into as of October 31,
1997, by
and among Huntway Partners, L.P., Lighthouse Investors, L.L.C., B
III Capital
Partners, L.P., Contrarian Capital Fund I, L.P., Contrarian
Capital Fund II, L.P.,
Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional
Horizon Partners,
L.P., Oppenheimer International Horizon Fund II, Ltd., Oppenheimer
& Co.,
and The & Trust, First Plaza Group Trust and The IBM Retirement
Plan
Trust (incorporated by reference herein to Exhibit 10.2 of the Report of Huntway
Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

4.7 Indenture dated as of December 12, 1996 between Huntway Partners,
L.P. and
IBJ Schroder Bank & Trust Company (n/k/a IBJ Whitehall Bank &
Trust Company), as trustee, relating to the Junior Subordinated
Notes due 2005,
including the forms of security (incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Partners, L.P. on Form 8-
K,
filed December 27, 1996, Commission File No. 1-0091)

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
		among Huntway Partners, L.P., Sunbelt Refining Company, L.P., Lighthouse Investors, L.L.C., B III Capital Partners, L.P.,
Contrarian
Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Bankers
Trust
Company, Massachusetts Mutual Life Insurance Company, Mellon Bank,
N.A., as trustee for First Plaza Group Trust, Oppenheimer &
Company,
Inc., as agent for itself and as agent for Oppenheimer Horizon
Partners,
L.P., Oppenheimer Institutional Horizon Partners, L.P.,
Oppenheimer
International Horizon Fund II Ltd. and The & Trust, The IBM
Retirement
Plan Trust, Lindner Growth Fund, Madison Dearborn Partners III
First Chicago Equity Corporation, United States Trust Company of
New
York, as Collateral Agent under the Intercreditor Agreement, State
Street
Bank and Trust Company, as trustee under the indenture pursuant to which the 9.25% Senior Subordinated Secured Convertible
Notes due 2007 were issued, and Fleet National Bank, as trustee under the
		indenture pursuant to which the 12% Senior Notes (Other) were issued
(incorporated by reference herein to Exhibit 10.1 of the Report of Huntway
Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

	4.11	Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway Refining Company, Sunbelt Refining Company, L.P.,
Lighthouse Investors, L.L.C., BIII Capital Partners, L.P.,
Contrarian
Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon
Bank,
N.A., as trustee for First Plaza Group Trust, Contrarian Capital
Advisors,
L.L.C., as agent for the entities listed under its signature thereon, and The
IBM Retirement Plan Trust, Bankers Trust Company, Oppenheimer &
Co., Inc., Lindner Growth Fund, Madison Dearborn Partners III and
First Chicago Equity Corporation, United States Trust Company of
New York, as Collateral Agent under the Intercreditor Agreement,
State Street Bank and Trust Company, as trustee under the Senior
Subordinated Indenture, State Street Bank and Trust Company, as successor in interest to Fleet National Bank, as trustee under the Senior Indenture, and Boeing Capital Corporation (incorporated by reference herein to Exhibit 4.11 of the Report of Huntway Refining
Company on Form 10-K, filed March 31, 1999, Commission file
No. 001-14159)

4.12 Loan Agreement entered into as of January 20, 1999, between Boeing Capital Corporation and Huntway Refining Company (incorporated by reference herein to Exhibit 4.12 of the Report of Huntway Refining Company on Form 10-K, filed March 31, 1999, Commission file
No. 001-14159)

4.13 Amendment Number One to Loan Agreement dated as of January 31, 1999 between Boeing Capital Corporation and Huntway Refining
Company
(incorporated by reference herein to Exhibit 4.13 of the Report of Huntway
Refining Company on Form 10-K, filed March 31, 1999, Commission file
No. 001-14159)

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

10.6 Huntway Refining Company 1998 Stock Incentive Plan (incorporated by reference to Exhibit B to the Proxy Statement/Prospectus included in Exhibit 10.28 of the Report of Huntway Refining
Company on Form S-4/A, filed April 13, 1998, Commission file
No. 333-45093)

10.7 Amended and Restated Registration Rights Agreement entered into as of October 31, 1997, by and among Huntway Partners, L.P.,
Lighthouse Investors, L.L.C., B III Capital Partners, L.P.,
Contrarian Capital Fund I, L.P., Contrarian Capital
Fund II, L.P., Mellon Bank, N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., for itself and as agent for Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional
Horizon Partners, L.P., Oppenheimer Horizon Fund II, Ltd. and The
& Trust, The IBM Retirement Plan Trust, First Chicago Equity
Corporation and Madison Dearborn Partners, III (incorporated by reference herein to Exhibit 10.3 of the Report of Huntway
Partners, L.P. on Form 8-K, filed November 17, 1997, Commission file No. 1-10091)

10.8 Settlement and Release dated November 30, 1998, by and between Andre Danesh and Huntway Refining Company.

10.9 Separation and Consulting Agreement dated February 23, 2000 but effective as of November 17, 1999 by and between Huntway Refining
Company and Juan Y. Forster.

	21	Schedule of Subsidiaries (incorporated by reference herein to
Exhibit 22 of the Registration Statement of Huntway Partners, L.P.
on Form S-1, as amended by Amendment No. 2, filed November 2,
1988, Registration No. 33-24445).

(b) 	Reports on Form 8-K.  None.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.


	HUNTWAY REFINING COMPANY


	By:	/s/ Warren J. Nelson
	Warren J. Nelson
	President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.


      Signature                              	Title





/s/ Warren J. Nelson
Warren J. Nelson			Member of the Board of Directors and
President and Chief Executive Officer


/s/ Earl G. Fleisher
Earl G. Fleisher			 Chief Financial Officer (Principal
			 Accounting Officer)


/s/ Juan Y. Forster
Juan Y. Forster			Chairman of the Board of Directors


/s/ Harris Kaplan
Harris Kaplan 			Member of the Board of Directors


/s/ John C. McFarland
John C. McFarland 		Member of the Board of Directors


/s/ Richard Spencer
Richard Spencer 			Member of the Board of Directors



SEPARATION AND CONSULTING AGREEMENT


		THIS SEPARATION AND CONSULTING AGREEMENT (the Agreement) executed on February 23, 2000 but effective as of November 17, 1999 (the Effective
Date), by and between Huntway Refining Company (the Company) and Juan Y.
Forster (the Executive);

W I T N E S S E T H:

		WHEREAS, the Executive currently serves as the Chairman of the Board and President and Chief Executive Officer of the Company; and

		WHEREAS, the Executive has submitted his resignation from the positions of President and Chief Executive Officer effective as of February 29, 2000 (the Termination Date); and

		WHEREAS, in consideration of the mutual promises contained herein, the parties hereto are willing to enter into this Agreement upon the terms and conditions herein set forth.

		NOW, THEREFORE, in consideration of the premises, the terms and provisions set forth herein, the mutual benefits to be gained by the performance thereof and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

		1.	Resignation of Employment:  Effective as of the Termination
Date, the Executive will resign employment and his positions as President and
Chief Executive Officer of the Company.  Executive shall remain Chairman of the Board of Directors of the Company (the Board) until the expiration of his current term in that office at the regularly scheduled meeting of the Companys shareholders in May 2000.  Executive shall remain a member of the Board until the expiration of his term at the regularly scheduled meeting of the Companys shareholders in May 2001.

2.	Compensation and Benefits:

		(a)	Until the Termination Date, Executive shall continue to be
paid his base salary as in effect on the Effective Date. Executives salary shall be paid in accordance with the Companys normal payroll practices.

		(b)	On the Termination Date, the Company will pay Executive a
cash payment equal to the value of any unused accrued vacation.

		(c)	Depending on the Companys performance and subject to such
terms and conditions as may be provided in the Companys annual bonus plans, the Executive will receive a bonus payment for the 1999 calendar year at the time that such bonuses would ordinarily be paid. Executive shall not be eligible for any bonus payments with respect to the 2000 calendar year or any subsequent calendar year.

		(d)	Executive has been granted options (the Options) to purchase shares of common stock of the Company.  Notwithstanding the provisions of any applicable plan or grant agreement, Executives options shall continue to vest and become exercisable, and shall remain exercisable, until the date that is six months after the expiration (i.e., August 28, 2002) or early termination of the Consulting Term.

		(e)	Except as specifically provided otherwise in Section 3 below and in this Section 2, Executive shall cease to participate in all employee benefit plans, policies and arrangements of the Company effective as of the
Termination Date.

		3.	Engagement as Consultant:  Following Executives termination
of employment, the Company agrees to retain Executive commencing March 1,
2000, as an independent consultant, and Executive agrees to render consulting services until February 28, 2002 unless such consulting arrangement is terminated earlier pursuant to Section 3(e) hereof (the Consulting Term).

		(a)	Terms and Responsibilities:  During the period of his
service as an independent contractor hereunder, Executive shall devote such of his time and his efforts as may be required by the Company from time to time to perform his duties hereunder. Subject to the procedures outlined below, Executive may perform Executive services for other companies or organizations, which, in the judgment of the Company will not present any conflict of interest with the Company or any of its subsidiaries or affiliates or divisions, violate the provisions of Section 5, or materially affect the performance of Executives duties pursuant to this Agreement. If Executive desires to perform services for another company, organization or other entity then, prior to performing such services, he shall submit a written request to the Chief Executive Officer (CEO) of the Company identifying such entity and the nature of services to be performed. Within 10 working days, the CEO shall inform Executive in writing whether or not the Company has determined that the performance of such services presents a conflict of interest.

		(b)	Duties:

			(1)	The Company hereby engages Executive to provide during
the Consulting Term such services of a consulting or advisory nature as the
Company may reasonably request with respect to its business.  Executive will primarily provide consulting services with respect to executive officer transition, industry and lobbying activities, or such other activities as the
Board and other appropriately designated officers of the Company may direct from time to time.  Executive shall devote his efforts and such time as shall be necessary to perform his duties and to advance the interests of the
Company, but the Company shall not require more than 50% of Executives business time.

			(2)	Executive shall act solely in a consulting capacity
hereunder and shall not have authority to act for the Company or to give instructions or orders on behalf of the Company or otherwise to make commitments for or on behalf of the Company.
			(3)	Executive shall not be an employee of the Company
during the Consulting Term, but shall act in the capacity of an independent contractor.

			(4)	The Company shall not exercise control over the
detail, manner or methods of the performance of the services by Executive during the Consulting Term.

		(c)	Remuneration:

			(1)	As full and complete compensation for any and all
services which Executive may render during the Consulting Term, the Company shall pay Executive a consulting fee at the rate of $15,000.00 per month of services performed.

			(2)	Except as is expressly provided in this Agreement,
Executive shall not receive nor be entitled to participate in any benefits or benefit plans with respect to the work done during the Consulting Term;
provided, however, that Executive will be provided health insurance and life insurance coverage equivalent to his Company-provided coverage on his Termination Date (subject to changes in coverage generally applicable to the Companys employees) during the Consulting Term.

			(3)	During the Consulting Term, Executive shall be
provided reasonable access to office space and secretarial services, and shall be reimbursed for reasonable expenses directly related to his consulting duties.

		(d)	Terms of Payment:  Executive shall submit monthly invoices
for any reasonable a necessary reimbursable expenses to the accounts payable department of the Company. Each invoice shall detail said expenses incurred by Executive in performing his obligation under the Agreement and include any other information the Company reasonably requests. Payment for said invoiced amounts shall be paid by the Company within 15 days after receipt of invoice by the Company. Should the Company dispute any portion of the Executives monthly invoice, the Company shall pay the undisputed portion of the invoice and advise the Executive in writing of the disputed portion.

		(e)	Termination of Service:  The Executives engagement as a
consultant will terminate automatically upon Executives death, or upon Executives disability rendering him unable to perform services hereunder for a period of 60 days. The Company may terminate Executives engagement as a consultant hereunder upon five days written notice for Cause. For this purpose, Cause shall mean Executives conviction of a felony or, after notice and a reasonable opportunity to cure, Executives willful failure to perform the services contemplated by this Agreement, or any other material breach of this Agreement. If the Company terminates Executives engagement as a consultant for reasons other than Cause, death or disability, the Company shall pay Executive a lump sum payment within thirty days of termination equal to the consulting fees that Executive would have received pursuant to Section 3(c)(1) for the remainder of the original Consulting Term, and health and life insurance coverage as described in Section 3(c)(2) shall continue for the remainder of the original Consulting Term, but any other obligations to provide compensation or benefits shall cease. Upon any termination or expiration of Executives engagement as a consultant hereunder, Executive shall continue to be subject to the provisions of Sections 4, 5, 6 and 7 hereof (it being understood and agreed that such provisions shall survive any termination or expiration of Executives engagement as a consultant hereunder for any reason).

		4.	Waiver and Release:	 As a material inducement to the
Company to enter into this Agreement, the Executive does hereby release and forever discharge the Company and their past, present and future officers, directors, employees, agents, shareholders and their respective predecessors, successors, assigns, heirs, executors and administrators (collectively, Releasees), of and from all manner of actions and causes of action, suits, debts, claims and demands whatsoever at law or in equity, known or unknown, actual or contingent, including, but not limited to, any claims against any and each of the Releasees which have been asserted, or could be asserted now or in the future, arising under any and all federal, state or local laws and any common law claims, including, but not limited to, claims under the California Labor Code and California Government Code, and any claims to benefits under any and all bonus agreements, incentive plans, benefit plans, offer letters, employment agreements, separation agreements, severance, workforce reduction, early retirement, out-placement, or any other similar type plans or arrangements sponsored by the Company, now or hereafter recognized (collectively, Claims), which he ever had or now has or may in the future have against any and each of the Releasees by reason of any matter, cause or thing arising out of or resulting from his employment relationship and privileges, his serving as an employee of the Company, or the separation from his employment relationship or affiliation as an employee of the Company; provided, however, that the foregoing shall not release the Company from any of its obligations under this Agreement or any obligations it may have (under Labor Code 2802 or otherwise) to indemnify and defend Executive from any claims asserted against him as a result of his good faith performance of services for the Company during his employment.

		5.	Confidentiality; Non-Competition:

		(a)	Confidentiality:

		The Executive recognizes and acknowledges that in the course of his employment with the Company (and during his engagement as a consultant) and as a result of the position of trust he has held with the Company he has obtained private or confidential information and proprietary data relating to the Company and its affiliates including, without limitation, financial information, customer lists, patent information and other data which are valuable assets and property rights of the Company and its affiliates. All of such private or confidential information and proprietary data is referred to herein as Confidential Information; provided, however, that Confidential Information will not include any information known generally to the public (other than as a result of unauthorized disclosure by the Executive). The Executive agrees that he will not at any time, directly or indirectly, disclose or use Confidential Information acquired during his employment with the Company and its affiliates (or during his engagement as a consultant) except with the prior written consent of the Chief Executive Officer of the Company.

		(b)	Non-Solicitation: The Executive agrees that he will not,
during the Consulting Term, in the Executives individual capacity or on behalf of another (i) hire or offer to hire any of the officers, employees, directors or agents of the Company or its affiliates, (ii) persuade or attempt to persuade in any manner any officer, employees, directors or agent of the Company to discontinue any relationship with the Company or its affiliates or
(iii) solicit or divert or attempt to divert any customer or supplier of the Company or its affiliates.

		(c)	Non-Competition: The Executive acknowledges that his
employment with the Company (and his engagement as a consultant) has (and will have) provided him with specialized knowledge concerning the business of the Company (Company Business) which, if used in competition with the Company could cause serious harm to the Company, and the covenants contained in this Agreement are essential to protect the business and goodwill of the Company. Accordingly, the Executive agrees that during the Consulting Term, the Executive will not in the United States or any other country where the Company conducts operations related to the Company Business, directly or indirectly, either as an individual, proprietor, stockholder (other than as a holder of up to one (1%) percent of the outstanding shares of a corporation whose shares are listed on a stock exchange or traded in accordance with the automated quotation system of the National Association of Securities Dealers), partner, officer, employee, director or otherwise:

			(1)	work for, become an employee of, invest in, provide
consulting services or in any way engage in any business which provides, produces, leases or sells products or services of the same or similar type provided, produced, leased or sold by the Company and with regard to which the
Executive was engaged, or over which the Executive had direct or indirect supervision or control, within three years preceding the Executives termination of employment (or during the Consulting Term), in any area where the Company provided, produced, leased or sold such products or services at any time during the three years preceding such termination of employment, or

			(2)	provide, sell, offer to sell, lease, offer to lease,
or solicit any orders for any products or services which the Company provided and with regard to which the Executive had direct or indirect supervision or control, within three years preceding the Executives termination of employment
(or during the Consulting Term), to or from any person, firm or entity which was a customer for such products or services of the Company during the three years preceding such termination from whom the Company had solicited business during such three years.

		6.	Nondisparagement:

		(a)	The Company and Executive agree to refrain from any
criticisms or disparaging comments about each other or in any way relating to Executives employment or separation, and the Company and Executive specifically acknowledge that their willingness to enter into this Agreement is in anticipation of their fidelity to this commitment. In addition, as a material inducement to the Company to enter into this Agreement, the Executive agrees that he will not (i) publicly criticize or disparage the Company or any affiliate, or privately criticize or disparage the Company or any affiliate in a manner intended or reasonably calculated to result in public embarrassment to, or injury to the reputation of, the Company or any affiliate in any community in which the Company or any affiliate is engaged in business; (ii) directly or indirectly, acting alone or acting in concert with others, institute or prosecute, or assist any person in any manner in instituting or prosecuting, any legal proceedings of any nature against the Company or any affiliate; (iii) engage in any misconduct which is injurious to the business or reputation of the Company or any affiliate; or (iv) take any other action, either willfully or after being advised by the Company to refrain, that is adverse to the interests of the Company or any affiliate or inconsistent with fostering the goodwill of the Company or any affiliate; provided, however, that the Executive will not be in breach of the covenant contained in (ii) above solely by reason of his testimony which is compelled by process of law.


		(b)	Enforcement:   The Executive hereby agrees that a violation
of the provisions of Section 5 or 6 would cause irreparable injury to the
Company and its affiliates, for which they would have no adequate remedy at law.  Any controversy or claim arising out of or relating to the provisions of this Section 5 or 6,  or any alleged breach of Section 5 or 6,  shall be settled by binding arbitration in accordance with Section 11.  Notwithstanding the foregoing, however, the Company specifically retains the right before, during or after the pendency of any arbitration to seek injunctive relief from a court having jurisdiction for any actual or threatened breach of Section 5 or 6 without necessity of complying with any requirement as to the posting of a bond or other security (it being understood that the Executive hereby waives any such requirement).  Any such injunctive relief shall be in addition to any other remedies to which the Company may be entitled at law or in equity or otherwise, and the institution and maintenance of an action or judicial proceeding for, or pursuit of, such injunctive relief shall not constitute a waiver of the right of the Company to submit the dispute to arbitration.

		If any provision of Section 5 or 6 is found by either a court of competent jurisdiction or the arbitrators to be unreasonably broad, oppressive or unenforceable, such court or arbitrators (i) shall narrow the scope of the Agreement in order to ensure that the application thereof is not unreasonably broad, oppressive or unenforceable and (ii) to the fullest extent permitted by law, shall enforce such Agreement as though reformed.

		(c) 	As used in Sections 5 and 6 of this Agreement, the term
affiliate means the Company, any subsidiary, any officer, director or executive of the Company or any subsidiary, and any former officer, director or executive of the Company or any subsidiary.

		7.	Assistance with Litigation: The Executive agrees that during the Consulting Term and for a period of five years after the end of the
Consulting Term, the Executive will furnish such information and proper assistance as may be reasonably necessary in connection with any litigation in which the Company or any subsidiary is then or may become involved.

		8.	Nonassignability:  Neither this Agreement nor any right or
interest hereunder shall be subject, in any manner, to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, whether voluntary or involuntary, by operation of law or otherwise, any attempt at such shall be void; and further provided, that any such benefit shall not in any way be subject to the debts, contract, liabilities, engagements or torts of the Executive, nor shall it be subject to attachment or legal process for or against the Executive.

		9.	Amendment of Agreement:  This Agreement may not be modified
or amended except by an instrument in writing signed by the parties hereto.

		10.	Waiver:  No term or condition of this Agreement shall be
deemed to have been waived, nor shall there be an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel.

		11.	Arbitration:  Any dispute, controversy or claim arising out
of or relating to the obligations under this Agreement, shall be settled by final and binding arbitration in accordance with the American Arbitration
Association Employment Dispute Resolution Rules.  The arbitrator shall be selected by mutual agreement of the parties, if possible.  If the parties fail to reach agreement upon appointment of an arbitrator within 30 days following receipt by one party of the other partys notice of desire to arbitrate, the arbitrator shall be selected from a panel or panels submitted by the American
Arbitration Association (the AAA).  The selection process shall be that which is set forth in the AAA Employment Dispute Resolution Rules, except that, if the parties fail to select an arbitrator from one or more panels, AAA shall not have the power to make an appointment but shall continue to submit additional panels until an arbitrator has been selected.  All fees and expenses of the arbitration, including a transcript if requested, will be borne by the parties equally.

		12.	Notices:  All notices or communications hereunder shall be
in writing, addressed as follows:

			To the Company:

			Huntway Refining Company.
			25129 The Old Road, Suite 322
			Newhall, CA  91381
			Attention:  Chief Executive Officer


			To the Executive:

			Juan Y. Forster
			12245 Circula Panorama
			Santa Ana, CA  92705

All such notices shall be conclusively deemed to be received and shall be effective; (i) if sent by hand delivery, upon receipt, (ii) if sent by telecopy or facsimile transmission, upon confirmation of receipt by the sender of such transmission or (iii) if sent by registered or certified mail, on the fifth day after the day on which such notice is mailed.

		13.	Source of Payments:  All cash payments provided in this
Agreement will be paid from the general funds of the Company. The Executives status with respect to amounts owed under this Agreement will be that of a general unsecured creditor of the Company, and the Executive will have no right, title or interest whatsoever in or to any investments which the Company may make to aid the Company in meeting its obligations hereunder. Nothing contained in this Agreement, and no action taken pursuant to this provision, will create or be construed to create a trust of any kind or a fiduciary relationship between the Company and the Executive or any other person.

		14.	Federal Income Tax Withholding:  The Company may withhold
from any benefits payable under this Agreement all federal, state, city or other taxes that will be required pursuant to any law or governmental regulation or ruling. During the Consulting Term, since Executive will not be an employee of the Company, but shall act as an independent contractor, the Company will not withhold from any amounts payable any federal, state, city or any other taxes. It is the responsibility of Executive to pay all such taxes that shall be required pursuant to applicable law.

		15.	Severability:  If any provision of this Agreement is held to be invalid, illegal or unenforceable, in whole or part, such invalidity will not affect any otherwise valid provision, and all other valid provisions will remain in full force and effect.

		16.	Counterparts:  This Agreement may be executed in two or more counterparts, each of which will be deemed an original, and all of which together will constitute one document.

		17.	Titles:  The titles and headings preceding the text of the
paragraphs and subparagraphs of this Agreement have been inserted solely for convenience of reference and do not constitute a part of this Agreement or affect its meaning, interpretation or effect.

		18.	Governing Law:  This Agreement will be construed and
enforced in accordance with the laws of the State of California.


		IN WITNESS WHEREOF, the parties have executed this Agreement on February 23, 2000, but effective as of the Effective Date.

		HUNTWAY REFINING COMPANY



		By:  /s/ J.C. McFarland
		J.C. McFarland
		Member of the Compensation Committee
		of the Board of Directors


			/s/ Juan Y. Forster
			EXECUTIVE - Juan Y. Forster

- 1 -