Form 10-Q
period 2000-03-31
HUNTWAY REFINING CO
filed 2000-05-15
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 2000		Commission File Number
								333-45093



HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)


 Delaware                                 			95-4680045
 (State or Other Jurisdiction of          (I.R.S. Employer
Incorporation or Organization)          	Identification No.)


    25129 The Old Road, Suite 322
Newhall, California
(Address of Principal Executive Offices)
91381
(Zip Code)


Registrant's Telephone Number Including Area Code:  (661) 286-1582



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No      .
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 9, 2000, was 15,004,771.







QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarter Ended March 31, 2000




INDEX



Part I.  Financial Information
Page

	Condensed Consolidated Balance Sheets as
	  of March 31, 2000 and December 31, 1999	3

	Condensed Consolidated Statements of
	  Operations for the Three Months
	  Ended March 31, 2000 and 1999	4

	Condensed Consolidated Statements of Cash
	  Flows for the Three Months Ended
	  March 31, 2000 and 1999	5

	Condensed Consolidated Statement of
	 Capital for the Three Months
	 Ended March 31, 2000	6

	Notes to Condensed Consolidated
	  Financial Statements	7

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	9

	Quantitative and Qualitative Disclosures
	   About Market Risk	13


Part II.  Other Information	14

HUNTWAY REFINING COMPANY

CONSOLIDATED BALANCE SHEETS


	                                   	March 31,		       December 31,
			                                     2000	             1999
 CURRENT ASSETS:

 Cash and Cash Equivalents			        $3,805,000 			     $10,445,000
 Accounts Receivable - Net			         6,293,000 			       8,444,000
 Inventories			                      10,873,000 			       2,754,000
 Prepaid Expenses			                  1,229,000 			       1,309,000
  Total Current Assets			            22,200,000 			      22,952,000

 PROPERTY - Net		                    65,368,000 		       64,398,000

 OTHER ASSETS - Net		                 2,061,000 		        2,059,000

 GOODWILL - Net			                    1,573,000 			       1,587,000

TOTAL ASSETS			                     $91,202,000 			     $90,996,000

 CURRENT LIABILITIES:

 Accounts  Payable			                $9,229,000 			      $8,528,000
 Current Portion of Long-Term Debt			 1,587,000 			       1,548,000
 Accrued Interest			                    918,000 			         608,000
 Other Accrued Liabilities			           454,000 			         975,000
  Total Current Liabilities			       12,188,000 			      11,659,000


 Long-Term Debt			                   34,777,000 			      34,905,000
Deferred Income Taxes and
 Other Long-Term Obligations			       2,783,000 			       2,783,000

 CAPITAL:

 Preferred Stock (1,000,000 shares
 authorized, none issued)			                  - 			               -
 Common Stock (75,000,000 shares
  authorized, 15,004,771 outstanding)			150,000 			         150,000
 Additional Paid-In Capital			       34,757,000 			      34,698,000
 Retained Earnings			                 6,547,000 			       6,801,000
  Total Capital			                   41,454,000 			      41,649,000

 TOTAL LIABILITIES AND CAPITAL			   $91,202,000 			     $90,996,000



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                                    Three Months		     Three Months
			                                        Ended		            Ended
			                                        March 31,		      March 31,
			                                         2000		             1999
			                                      (Unaudited)		      (Unaudited)
SALES			                                 $23,853,000 		     $12,599,000

COSTS AND EXPENSES:
  Material and Processing Costs			        21,673,000 		       9,869,000
  Selling and Administration Expenses			   1,231,000 		       1,272,000
  Interest Expense			                        824,000 		         856,000
  Depreciation and Amortization			           556,000 		         567,000

Total Costs and Expenses			               24,284,000 		      12,564,000

INCOME (LOSS) BEFORE INCOME TAXES			        (431,000)		          35,000

Provision (Benefit) for Income Taxes			     (177,000)		          14,000

NET INCOME (LOSS)			                       $(254,000)		         $21,000


Net Income (Loss) per Basic Share			          $(0.02)		              $-

Net Income (Loss) per Diluted Share			        $(0.02)		              $-

Weighted Average Basic
  Common Shares Outstanding			            15,004,771 		      14,898,000

Weighted Average Diluted
  Common Shares Outstanding			            15,004,771 		      16,887,000



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		                                       Three Months		     Three Months
		                                          Ended		             Ended
		                                         March 31,		          March 31,
		                                           2000		                1999
		                                        (Unaudited)		         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)		                        $(254,000)		             $21,000
 Adjustments to Reconcile Net Income
 to Net Cash Provided by
 Operating Activities:
 Interest Expense Paid by the
  Issuance of Notes		                        286,000 	              278,000
   Depreciation and Amortization		           556,000 		             567,000
   Deferred Income Taxes		                         - 		              14,000
   Changes in Operating Assets
    and Liabilities:
	     Decrease (Increase) in
       Accounts Receivable		               2,151,000 	             (102,000)
       Increase in Inventories		          (7,977,000)		          (2,224,000)
	      Decrease (Increase) in
        Prepaid Expenses		                   102,000 		            (886,000)
        Increase in Accounts Payable		       701,000 		           2,351,000
        Decrease in Accrued Liabilities		   (111,000)		          (1,008,000)


NET CASH USED BY OPERATING ACTIVITIES		   (4,546,000)		            (989,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property		               (1,532,000)		          (1,889,000)
    Other Assets		                           (87,000)		            (469,000)

NET CASH USED BY INVESTING ACTIVITIES		   (1,619,000)		          (2,358,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock		                       - 		             109,000
  Proceeds of Notes Payable                     		 - 		          13,390,000
  Repayment of Long-term Obligations		      (475,000)		         (13,031,000)

NET CASH PROVIDED (USED)
  BY FINANCING ACTIVITIES		                 (475,000)		             468,000

NET DECREASE IN CASH		                    (6,640,000)		          (2,879,000)

CASH BALANCE - BEGINNING OF PERIOD		      10,445,000 		          10,910,000

CASH BALANCE - END OF PERIOD		            $3,805,000 		          $8,031,000

Supplemental Disclosures:
Interest Paid in Cash During the Period		   $228,000 		            $302,000
Income Taxes Paid in Cash During the Period		     $- 		                  $-



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL


	               Common				         Additional				       Treasury
	               	Shares		Common		    Paid In		Retained	   Stock	  	Total
	            Outstanding		Stock		    Capital		Earnings		(atcost)	Capital
Balance at
 January 1,
  2000	      15,004,771 $158,000 $34,699,000 $6,801,000 $(9,000)$41,649,000
Earned
 Portion
 of Option
 Awards					                          59,000 				                    59,000
Exercise of
 Stock Options
Net Loss for
 the Three Months
 Ended March 31,
 2000	  		  		  		                            (254,000)	           (254,000)

Balance at
 March 31,
 2000	       15,004,771 $158,000 $34,758,000 $6,547,000 $(9,000)$41,454,000



HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of March 31, 2000 and December 31, 1999 and for the three month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys annual report for the year ended December 31, 1999.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first three months of 2000 and 1999, the effect of LIFO was to decrease net income by approximately $759,000 and approximately $155,000, respectively.

	Inventories at March 31, 2000 and December 31, 1999 were as follows:

                                  2000		           1999
 Finished Products 		          $8,163,000 		    $2,264,000
 Crude Oil and Supplies 		      6,069,000 		     2,583,000
		                             14,232,000 		     4,847,000
 Less LIFO Reserve 		          (3,359,000)		    (2,093,000)

 Total 		                     $10,873,000 		    $2,754,000

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

3.  SUBSEQUENT EVENT
On April 12, 2000 the Company entered into a new $2,500,000 senior secured note with Boeing Capital Corporation. The note bears interest at 10.705% and is due over the next three years. $1,250,000 will be repaid ratably over the period with the remaining $1,250,000 paid at maturity. Along with the existing senior secured note, the new note is collateralized by the Companys non-current assets.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


	In the following discussion, Huntway or the Company refers to Huntway Partners, L.P. prior to June 1, 1998 and to Huntway Refining Company thereafter. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Managements Discussion and Analysis of Results of Operations and Financial Condition included in Huntway's annual report for 1999 on Form 10-K. All per share amounts are diluted.

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, such statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as intend, anticipate, believe, estimate, expect, looks, probably, should or similar statements. Our actual results or events may differ materially from such statements.

Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Managements Discussion and Analysis of Results of Operations and Financial Condition (including, but not limited to, Outlook and Factors that Affect Future Results) in Huntways annual report on Form 10K for the year ended December 31, 1999.
Such factors include without limitation the price and availability of crude oil, demand for liquid asphalt and light-end products and government and private funding for road construction and repair as well as disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

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

Three Months Ended March 31, 2000 Compared with the Three Months Ended March 31, 1999

	First quarter 2000 net loss was $254,000, or $.02 per share, versus 1999 first quarter net income of $21,000, or less than one cent per share.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended
March 31, 2000 as compared to the quarter ended March 31, 1999:

                              Material &			     Net Refining      Barrels
			                   Sales			Processing			        Margin	           Sold
Three Months Ended
 March 31, 1999			 $12,599,000  $9,869,000 			   $2,730,000 		     813,000

Effect of changes
 in price			        11,254,000  11,804,000 			     (550,000)
Effect of changes
 in volume			                - 			       - 		             - 		           -

Three Months
 Ended
 March 31, 2000			 $23,853,000 $21,673,000 			   $2,180,000 		     813,000

	The decline in net refining margin of $550,000 or 20% in the first quarter of 2000 versus the first quarter of 1999 was entirely the result of increased material and processing costs that were not recovered by rising selling prices as unit volumes were flat between quarters. Overall, material and processing costs more than doubled as the cost of Huntways crude oil purchases increased from $8.96 a barrel in the first quarter of 1999 to $22.74 a barrel in the first quarter of 2000. This increase in crude oil costs was the result of a slow down in production by certain producing nations and an increase in world wide demand particularly in Asia as the economies in that part of the world recover.

 Overall product prices nearly doubled increasing by 89% due to higher product prices caused by increased crude oil costs. Asphalt prices rose between quarters by 39% due to the impact of higher crude oil prices. Intermediate refinery feedstock prices rose 142% in response to increasing crude oil prices as well as increased demand due to a perception of gasoline and diesel fuel shortages due to reported declines in inventories in the western United States (PADD 5), shortages of heating oil in New England and a series of refinery production shortfalls due to equipment problems in Huntways market area.

 Although sales volumes were flat between quarters, in April 2000, the Company placed in service a new 155,000 barrel asphalt storage tank at the Benicia refinery. Management believes that the new tank along with improvements made to the refinery in 1999 should enable the Company to increase sales volume in all of 2000 by up to 10% over the level achieved in 1999.

	Selling, general and administrative costs decreased by $41,000 as compared to the first quarter of 1999, primarily as a result of decreased investor relations expenditures.

	Net interest expense decreased in the quarter by a nominal $32,000 due to lower debt levels.

	Depreciation and amortization declined in the quarter by $11,000 despite the increase in depreciable property between quarters (primarily the Benicia modernization) due to increased production levels.

	Because of the foregoing, as well as other factors affecting the Companys operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Capital Resources And Liquidity
The Companys cash requirements and liquidity position are affected by various factors, including the selling prices for its refined products (liquid asphalt and light-end products) and the price of crude oil. The selling prices for asphalt products are influenced by the price of crude oil and by local market supply and demand factors for asphalt, including public and private demand for road construction and improvements. The selling prices for Huntways light end products (naphtha, kerosene distillate and gas oil) are also strongly impacted by the price of crude oil and by supply and demand factors for finished gasoline and diesel products in California. Fluctuations in the cost of crude oil are impacted by a myriad of market factors, both foreign and domestic.

	The other primary factors that affect the Companys investment requirements and liquidity position generally include the timing and funding of capital expenditures either to improve operations and business growth or to comply with environmental regulations, to provide for the funding of inventories and accounts receivables during periods of increasing crude costs and to provide for the funding of increasing inventory and accounts receivable during the months prior to (generally
 December through March) and during the initial start (generally April through June) of the annual paving season.

	In the first three months of 2000, operating activities used $4,546,000 in cash. The periods net loss of $254,000 offset by depreciation and amortization of $556,000 and by the payment of interest by the issuance of notes of $286,000 provided $588,000 in cash. Additionally, net collections of accounts receivable and an increase in accounts payable provided $2,151,000 and $701,000 in cash,respectively.
These increases were more
than offset by the seasonal increase in inventories which used $7,977,000 in cash. Other changes only used cash of $9,000.

In comparison, in the first three months of 1999, operating activities used $989,000 in cash. The periods net income of $21,000 along with depreciation and amortization of $567,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $14,000 provided $880,000 in cash. Additionally, an increase in accounts payable provided $2,351,000 in cash. Offsetting these sources of cash was a seasonal increase in inventory of $2,224,000 and a nominal increase in accounts receivable of $102,000. Additionally, other accrued liabilities decreased, requiring cash of $1,008,000 primarily for payment of incentive plan awards and prepaid expenses consumed $886,000 in cash primarily for the renewal of insurance coverage and to a lesser extent turnaround costs associated with the Wilmington refinery.
During the first three months of 2000, investing activities consumed $1,619,000 in cash. Additions to property, primarily for a new 155,000 barrel asphalt tank at the Benicia refinery, required cash of $1,532,000, while additions to other assets, primarily loan costs associated with the new term debt used $87,000 in cash. During the first quarter of 1999, investing activities consumed $2,358,000 in cash. Additions to property, primarily construction in progress for modernization of the Benicia refinery, required $1,889,000 in cash while additions to other assets, primarily loan costs associated with the new term debt facility, used cash of $469,000.
Financing activities consumed $475,000 in cash in the first three months of 2000 as a result of monthly principal payments on long-term debt. In contrast, financing activities, primarily the funding of the then new term loan facility and the related retirement of the senior notes, provided $468,000 in cash during the first quarter of 1999.
On October 29, 1999 the Company terminated its then existing
$17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. (The Bank). The new facility is collateralized by the Companys current assets and is subject to a borrowing base limitation. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit for the purchase of crude oil. Borrowings under the facility generally bear interest at the Banks reference rate, 8.75% at March 31, 2000, while letter of credit fees are 1.5% (versus 2.0% under the prior facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2001.
The Company believes that its new credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that this facility will be adequate in the future. If crude oil prices increased beyond the level of the Company's ability to extend letters of credit, it may be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.
At March 31, 2000 the cash position of the Company was $3,805,000, a decrease of $4,226,000 from the balance at March 31, 1999 of $8,031,000.
This decline results from the funding of approximately $7,000,000 of capital expenditures in 1999 with internally generated cash flows as well as an increase in the amount of cash required to fund seasonal increases in inventory due to the run up in crude oil prices between quarters and a increase in volume of 12%. In the opinion of management, cash on hand, together with anticipated future cash flows, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

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

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	None.

Item 5.  Other Information

     		None

Item 6. Exhibits and Reports on Form 8-K

		(a) Exhibits

			3.2	Amended and Restated Bylaws of Huntway Refining Company

			4.4	Second Supplemental Indenture dated as of March 30, 1998
       between Huntway Partners, L.P. and State Street Bank and
       Trust Company, as trustee, relating to the 9.25% Senior
       Subordinated Secured Convertible Notes due 2007

   4.5 Third Supplemental Indenture dated as of June 1, 1998 between Huntway Refining Company, successor by merger to Huntway Partners L.P., and State Street Bank and Trust Company, as trustee, relating to the 9.25% Senior Subordinated Secured Convertible Notes due 2007

   4.6 Fourth Supplemental Indenture dated as of April 7, 2000 between Huntway Refining Company and State Street Bank and
       Trust Company, as Trustee, relating to the 9.25% Senior
       Subordinated Secured Notes due 2007

   4.10 Second Supplemental Indenture dated as of April 7, 1999 between Huntway Refining Company and IBJ Whitehall Bank
        & Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 2005



   4.11 Third Supplemental Indenture dated as of April 10, 2000 between Huntway Refining Company and The Bank of New York, as trustee (succeeding IBJ Whitehall Bank & Trust Company), relating to the Junior Subordinated Notes due 2005

   4.16 Amendment Number Two to Loan Agreement dated as of April 12, 2000 between Boeing Capital Corporation and Huntway Refining Company

    4.17 Secured Promissory Note Term Loan B dated as of April 12, 2000 issued by Huntway Refining Company to Boeing Capital Corporation

    4.18 Business Loan Agreement (Receivables and Inventory) dated as of October 29, 1999 between Bank of America, N.A. and Huntway Refining Company (incorporated by reference herein to Exhibit
         4.18 of the Report of Huntway Refining Company on Form 10-Q, filed on September 30, 1999, Commission File No. 333-45093)

     4.19 Second Refinancing and Amendatory Agreement dated as of October 29, 1999 among Huntway Refining Company, a Delaware corporation (the Company), Sunbelt Refining Company, L.P. (Sunbelt), Bankers Trust Company (BT), Boeing Capital Corporation
          (Boeing Capital), Lighthouse Investors, L.L.C., a Delaware limited liability company (Lighthouse), B III Capital
          Partners, L.P., a Delaware limited partnership (B III), Contrarian Capital Fund, I, L.P., a Delaware limited partnership (Contrarian I), Contrarian Capital Fund II, L.P., a Delaware limited partnership (Contrarian II), Mellon Bank, N.A., as trustee for First Plaza Group Trust (Mellon), Contrarian Capital Advisors, L.L.C., as agent for the entities listed under its signature hereon (Contrarian), and The IBM Retirement Plan Trust (IBM; Lighthouse, B III, Contrarian I, Contrarian II, Mellon, Contrarian and IBM being sometimes referred to as the Senior Subordinated Lenders), Madison Dearborn Partners III and First Chicago Equity Corporation (the Junior Lenders), United States Trust Company of New York, as Collateral Agent under the Existing Intercreditor Agreement referred to below (the Collateral Agent), State Street Bank and Trust Company, as trustee under the Senior Subordinated Indenture referred to below (the Senior Subordinated
          Trustee), and Bank of America, N.A. (B of A) (incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Refining Company on Form 10-Q, filed on September 30, 1999, Commission File No. 333-45093)


		(b) Reports on Form 8-K

			None


SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.


	HUNTWAY REFINING COMPANY
 (Registrant)



		By:         /s/ Earl G. Fleisher

  Chief Financial Officer

	(Principal Accounting Officer)






	BY-LAWS

	OF

	HUNTWAY REFINING COMPANY

	A Delaware Corporation

	ARTICLE I

	OFFICES

Section 1.  Registered Office.  The registered office of Huntway
Refining Company (the "Corporation") in the State of Delaware shall be located at 1209 Orange Street, in the City of Wilmington, County of New Castle 19801. The name of the Corporation's registered agent at such address shall be The Corporation Trust Company. The registered office and/or registered agent of the Corporation may be changed from time to time by action of the Board of Directors.

Section 2. Other Offices. The Corporation may also have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time determine or the business of the Corporation may require.

	ARTICLE II

	MEETINGS OF STOCKHOLDERS

Section 1. Annual Meeting. An annual meeting of the stockholders shall be held each year within 150 days after the close of the immediately preceding fiscal year of the Corporation or at such other time specified by the Board of Directors for the purpose of electing Directors and conducting such other proper business as may come before the annual meeting. At the annual meeting, stockholders shall elect Directors and transact such other business as properly may be brought before the annual meeting pursuant to
Section 11 of this ARTICLE II.

Section 2. Special Meetings. Special meetings of the stockholders may only be called in the manner provided in the Certificate of Incorporation.

Section 3. Place of Meetings. The Board of Directors may designate any place, either within or without the State of Delaware, as the place of meeting for any annual meeting or for any special meeting. If no designation is made, or if a special meeting be otherwise called, the place of meeting shall be the principal executive office of the Corporation. If for any reason any annual meeting shall not be held during any year, the business thereof may be transacted at any special meeting of the stockholders.


Section 4. Notice. Whenever stockholders are required or permitted to take action at a meeting, written or printed notice stating the place, date, time and, in the case of special meetings, the purpose or purposes, of such meeting, shall be given to each stockholder entitled to vote at such meeting not less than 10 nor more than 60 days before the date of the meeting. All such notices shall be delivered, either personally or by mail, by or at the direction of the Board of Directors, the chairman of the board, the president or the secretary, and if mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the stockholder at his, her or its address as the same appears on the records of the Corporation. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened.

Section 5. Stockholders List. The officer having charge of the stock ledger of the Corporation shall make, at least 10 days before every meeting of the stockholders, a complete list of the stockholders entitled to vote at such meeting arranged in alphabetical order, showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least 10 days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

Section 6. Quorum. The holders of a majority of the outstanding shares of capital stock entitled to vote, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders, except as otherwise provided by the General Corporation Law of the State of Delaware or by the Certificate of Incorporation. If a quorum is not present, the holders of a majority of the shares present in person or represented by proxy at the meeting, and entitled to vote at the meeting, may adjourn the meeting to another time and/or place. When a specified item of business requires a vote by a class or series (if the Corporation shall then have outstanding shares of more than one class or series) voting as a class or series, the holders of a majority of the shares of such class or series shall constitute a quorum (as to such class or series) for the transaction of such item of business.

Section 7. Adjourned Meetings. When a meeting is adjourned to another time and place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 30 days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.


Section 8. Vote Required. When a quorum is present, the affirmative vote of the majority of shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, unless (i) by express provisions of an applicable law or of the Certificate of Incorporation a different vote is required, in which case such express provision shall govern and control the decision of such question, or
(ii) the subject matter is the election of Directors, in which case Section 2 of ARTICLE III hereof shall govern and control the approval of such subject matter.

Section 9. Voting Rights. Except as otherwise provided by the General Corporation Law of the State of Delaware, the Certificate of Incorporation or these By-laws, every stockholder shall at every meeting of the stockholders be entitled to one vote in person or by proxy for each share of common stock held by such stockholder.

Section 10. Proxies. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him or her by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally. Any proxy is suspended when the person executing the proxy is present at a meeting of stockholders and elects to vote, except that when such proxy is coupled with an interest and the fact of the interest appears on the face of the proxy, the agent named in the proxy shall have all voting and other rights referred to in the proxy, notwithstanding the presence of the person executing the proxy. At each meeting of the stockholders, and before any voting commences, all proxies filed at or before the meeting shall be submitted to and examined by the secretary or a person designated by the secretary, and no shares may be repre-sented or voted under a proxy that has been found to be invalid or irregular.


Section 11. Business Brought Before an Annual Meeting. At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (i) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (ii) brought before the meeting by or at the direction of the Board of Directors or (iii) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public announcement of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the annual meeting was mailed or such public announcement was made. A stockholder's notice to the secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting, (ii) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the Corporation which are beneficially owned by the stockholder and (iv) any material interest of the stockholder in such business. Notwithstanding anything in these By-laws to the contrary, no business shall be conducted at an annual meeting except in accordance with the procedures set forth in this section. The presiding officer of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this section; if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted. For purposes of this section, "public announcement" shall mean disclosure in a press release reported by Dow Jones News Service, Associated Press or a comparable national news service. Nothing in this section shall be deemed to affect any rights of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

	ARTICLE III

	Directors

Section 1. General Powers. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors. In addition to such powers as are herein and in the Certificate of Incorporation expressly conferred upon it, the Board of Directors shall have and may exercise all the powers of the Corporation, subject to the provisions of the laws of Delaware, the Certificate of Incorporation and these By-laws.

Section 2. Number, Election and Term of Office. Subject to the provisions of the Certificate of Incorporation and to any rights of the holders of any series of Preferred Stock to elect additional Directors under specified circumstances, the number of Directors which shall constitute the Board of Directors shall be fixed from time to time by resolution adopted by the affirmative vote of a majority of the total number of Directors then in office. The Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote in the election of Directors; provided that, whenever the holders of any class or series of capital stock of the Corporation are entitled to elect one or more Directors pursuant to the provisions of the Certificate of Incorporation of the Corporation (including, but not limited to, for purposes of these By-laws, pursuant to any duly authorized certificate of designation), such Directors shall be elected by a plurality of the votes of such class or series present in person or represented by proxy at the meeting and entitled to vote in the election of such Directors. The Directors shall be elected and shall hold office only in the manner provided in the Certificate of Incorporation.

Section 3. Removal and Resignation. No Director may be removed from office without cause and without the affirmative vote of the holders of a majority of the voting power of the then outstanding shares of capital stock entitled to vote generally in the election of Directors voting together as a single class; provided, however, that if the holders of any class or series of capital stock are entitled by the provisions of the Certificate of Incorporation (it being understood that any references to the Certificate of Incorporation shall include any duly authorized certificate of designation) to elect one or more Directors, such Director or Directors so elected may be removed without cause only by the vote of the holders of a majority of the outstanding shares of that class or series entitled to vote. Any Director may resign at any time upon written notice to the Corporation.

Section 4. Vacancies. Vacancies and newly created directorships resulting from any increase in the total number of Directors may be filled only in the manner provided in the Certificate of Incorporation.

Section 5.  Nominations.

(a)	Only persons who are nominated in accordance with the
procedures set forth in these By-laws shall be eligible to serve as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders (i) by or at the direction of the Board of Directors or (ii) by any stockholder of the Corporation who was a stockholder of record at the time of giving of notice provided for in this By-law, who is entitled to vote generally in the election of Directors at the meeting and who shall have complied with the notice procedures set forth below in Section 5(b).

(b)	In order for a stockholder to nominate a person for election to the Board of Directors of the Corporation at a meeting of stockholders, such stockholder shall have delivered timely notice of such stockholder's intent to make such nomination in writing to the secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation (i) in the case of an annual meeting, not less than 60 nor more than 90 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is changed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made, and (ii) in the case of a special meeting at which Directors are to be elected, not later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure of the meeting was made. Such stockholder's notice shall set forth (i) as to each person whom the stockholder proposes to nominate for election as a Director at such meeting all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act (including such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); (ii) as to the stockholder giving the notice (A) the name and address, as they appear on the Corporation's books, of such stockholder and (B) the class and number of shares of the Corporation which are beneficially owned by such stockholder and also which are owned of record by such stockholder; and (iii) as to the beneficial owner, if any, on whose behalf the nomination is made, (A) the name and address of such person and (B) the class and number of shares of the Corporation which are beneficially owned by such person. At the request of the Board of Directors, any person nominated by the Board of Directors for election as a Director shall furnish to the secretary of the Corporation that information required to be set forth in a stockholder's notice of nomination which pertains to the nominee.


(c)	No person shall be eligible to serve as a Director of the
Corporation unless nominated in accordance with the procedures set forth in this section. The chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by this section, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded. A stockholder seeking to nominate a person to serve as a Director must also comply with all applicable requirements of the Exchange Act, and the rules and regulations thereunder with respect to the matters set forth in this section.

Section 6.  Annual Meetings.  The annual meeting of the Board of
Directors shall be held without other notice than this By-law immediately after, and at the same place as, the annual meeting of stockholders.

Section 7. Other Meetings and Notice. Regular meetings, other than the annual meeting, of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by resolution of the Board of Directors. Special meetings of the Board of Directors may be called by the chairman of the board, the president (if the president is a Director) or, upon the written request of at least a majority of the Directors then in office, the secretary of the Corporation on at least 24 hours notice to each Director, either personally, by telephone, by mail or by telecopy.

Section 8.  Chairman of the Board, Quorum, Required Vote and
Adjournment. The Board of Directors shall appoint from among the Directors, by the affirmative vote of a majority of the total number of Directors then in office, a chairman of the board, who shall preside at all meetings of the stockholders and Board of Directors at which he or she is present. If the chairman of the board is not present at a meeting of the stockholders or the Board of Directors, the president (if the president is a Director and is not also the chairman of the board) shall preside at such meeting, and, if the president is not present at such meeting, a majority of the Directors present at such meeting shall elect one of their members to so preside. A majority of the total number of Directors then in office shall constitute a quorum for the transaction of business. Unless by express provision of an applicable law, the Certificate of Incorporation or these By-laws a different vote is required, the vote of a majority of Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors, the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 9. Committees. The Board of Directors may, by resolution passed by a majority of the total number of Directors then in office, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation, which to the extent provided in such resolution or these By-laws shall have, and may exercise, the powers of the Board of Directors in the management and affairs of the Corporation, except as otherwise limited by law. The Board of Directors may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors upon request.


Section 10. Committee Rules. Each committee of the Board of Directors may fix its own rules of procedure and shall hold its meetings as provided by such rules, except as may otherwise be provided by a resolution of the Board of Directors designating such committee. Unless otherwise provided in such a resolution, the presence of at least a majority of the members of the commit-tee shall be necessary to constitute a quorum.

Section 11.  Communications Equipment.  Members of the Board of
Directors or any committee thereof may participate in and act at any meeting of such board or committee through the use of a conference telephone or other communications equipment by means of which all persons participating in the meeting can hear and speak with each other, and participation in the meeting pursuant to this section shall constitute presence in person at the meeting.

Section 12. Waiver of Notice and Presumption of Assent. Any member of the Board of Directors or any committee thereof who is present at a meeting shall be conclusively presumed to have waived notice of such meeting except when such member attends for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Such member shall be conclusively presumed to have assented to any action taken unless his or her dissent shall be entered in the minutes of the meeting or unless his or her written dissent to such action shall be filed with the person acting as the secretary of the meeting before the adjournment thereof or shall be forwarded by registered mail to the secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to any member who voted in favor of such action.

Section 13. Action by Written Consent. Unless otherwise restricted by the Certificate of Incorporation, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of such board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.


	ARTICLE IV

	OFFICERS

Section 1. Number. The officers of the Corporation shall be elected by the Board of Directors and shall consist of a chief executive officer, a president, one or more vice-presidents, a secretary, a chief financial officer and such other officers and assistant officers as may be deemed necessary or desirable by the Board of Directors. Any number of offices may be held by the same person, except that neither the chief executive officer nor the president shall also hold the office of secretary. In its discretion, the Board of Directors may choose not to fill any office for any period as it may deem advisable, except that the offices of president and secretary shall be filled as expeditiously as possible.


Section 2.  Election and Term of Office.  The officers of the
Corporation shall be elected annually by the Board of Directors at its first meeting held after each annual meeting of stockholders or as soon thereafter as convenient. Vacancies may be filled or new offices created and filled at any meeting of the Board of Directors. Each officer shall hold office until a successor is duly elected and qualified or until his or her earlier death, resignation or removal as hereinafter provided.

Section 3. Removal. Any officer or agent elected by the Board of Directors may be removed by the Board of Directors at its discretion, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

Section 4. Vacancies. Any vacancy occurring in any office because of death, resignation, removal, disqualification or otherwise may be filled by the Board of Directors.

Section 5. Compensation. Compensation of all executive officers shall be approved by the Board of Directors, and no officer shall be prevented from receiving such compensation by virtue of his or her also being a Director of the Corporation; provided however, that compensation of all executive officers may be determined by a committee established for that purpose if so authorized by the unanimous vote of the Board of Directors..

Section 6. Chief Executive Officer. The chief executive officer (who may also be the president) shall have the powers and perform the duties incident to that position. Subject to the powers of the Board of Directors, the chief executive officer shall be in the general and active charge of the entire business and affairs of the Corporation, and shall be its chief policy making officer. The chief executive officer shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or provided in these By-laws. The chief executive officer is authorized to execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation. Whenever the president is unable to serve, by reason of sickness, absence or otherwise, the chief executive officer shall perform all the duties and responsibilities and exercise all the powers of the president.

Section 7. The President. The president of the Corporation (who may also be the chief executive officer) shall, subject to the powers of the Board of Directors and the chief executive officer, have general charge of the business, affairs and property of the Corporation, and control over its officers, agents and employees. The president shall see that all orders and resolutions of the Board of Directors are carried into effect. The president is authorized to execute bonds, mortgages and other contracts requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation. The president shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or the chief executive officer or as may be provided in these By-laws.


Section 8. Vice-Presidents. The vice-president, or if there shall be more than one, the vice-presidents in the order determined by the Board of Directors, shall, in the absence or disability of the president, act with all of the powers and be subject to all the restrictions of the president. The vice-presidents shall also perform such other duties and have such other powers as the Board of Directors, the chief executive officer, the president or these By-laws may, from time to time, prescribe. The vice-presidents may also be designated as executive vice-presidents or senior vice-presidents, as the Board of Directors may from time to time prescribe.

Section 9. The Secretary and Assistant Secretaries. The secretary shall attend all meetings of the Board of Directors, all meetings of the committees thereof and all meetings of the stockholders and record all the proceedings of the meetings in a book or books to be kept for that purpose or shall ensure that his or her designee attends each such meeting to act in such capacity. Under the president's supervision, the secretary shall give, or cause to be given, all notices required to be given by these By-laws or by law; shall have such powers and perform such duties as the Board of Directors, the chief executive officer, the president or these By-laws may, from time to time, prescribe; and shall have custody of the corporate seal of the Corporation. The secretary, or an assistant secretary, shall have authority to affix the corporate seal to any instrument requiring it and when so affixed, it may be attested by his or her signature or by the signature of such assistant secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his or her signature. The assistant secretary, or if there be more than one, any of the assistant secretaries, shall in the absence or disability of the secretary, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the Board of Directors, the chief executive officer, the president, or secre-tary may, from time to time, prescribe.

Section 10. The Chief Financial Officer. The chief financial officer shall have the custody of the corporate funds and securities; shall keep full and accurate all books and accounts of the Corporation as shall be necessary or desirable in accordance with applicable law or generally accepted accounting principles; shall deposit all monies and other valuable effects in the name and to the credit of the Corporation as may be ordered by the Board of Directors; shall cause the funds of the Corporation to be disbursed when such disbursements have been duly authorized, taking proper vouchers for such disbursements; and shall render to the Board of Directors, at its regular meeting or when the Board of Directors so requires, an account of the Corporation; shall have such powers and perform such duties as the Board of Directors, the chief executive officer, the president or these By-laws may, from time to time, prescribe. If required by the Board of Directors, the chief financial officer shall give the Corporation a bond (which shall be rendered every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of the office of chief financial officer and for the restoration to the Corporation, in case of death, resignation, retirement or removal from office of all books, papers, vouchers, money and other property of whatever kind in the possession or under the control of the chief financial officer belonging to the Corporation.

Section 11. Other Officers, Assistant Officers and Agents. Officers, assistant officers and agents, if any, other than those whose duties are provided for in these By-laws, shall have such authority and perform such duties as may from time to time be prescribed by resolution of the Board of Directors.


Section 12. Absence or Disability of Officers. In the case of the absence or disability of any officer of the Corporation and of any person hereby authorized to act in such officer's place during such officer's absence or disability, the Board of Directors may by resolution delegate the powers and duties of such officer to any other officer or to any Director, or to any other person selected by it.

	ARTICLE V

	CERTIFICATES OF STOCK

Section 1. Form. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by the the chief executive officer or the president and the secretary or an assistant secretary of the Corporation, certifying the number of shares owned by such holder in the Corporation. If such a certificate is countersigned (i) by a transfer agent or an assistant transfer agent other than the Corporation or its employee or (ii) by a registrar, other than the Corporation or its employee, the signature of any such chief executive officer, president, secretary or assistant secretary may be facsimiles. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on, any such certificate or certificates shall cease to be such officer or officers of the Corporation whether because of death, resignation or otherwise before such certificate or certificates have been delivered by the Corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the Corporation. All certificates for shares shall be consecutively numbered or otherwise identi-fied. The name of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the books of the Corporation. Shares of stock of the Corporation shall only be transferred on the books of the Corporation by the holder of record thereof or by such holder's attorney duly authorized in writing, upon surrender to the Corporation of the certificate or certificates for such shares endorsed by the appropriate person or persons, with such evidence of the authenticity of such endorsement, transfer, authorization and other matters as the Corporation may reasonably require, and accompanied by all necessary stock transfer stamps.
In that event, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate or certificates and record the transaction on its books. The Board of Directors may appoint a bank or trust company organized under the laws of the United States or any state thereof to act as its transfer agent or registrar, or both in connection with the transfer of any class or series of securities of the Corporation.

Section 2. Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates previously issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Corporation may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his or her legal representative, to give the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against the Corporation on account of the loss, theft or destruction of any such certificate or the issuance of such new certificate.


Section 3. Fixing a Record Date for Stockholder Meetings. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than 60 nor less than 10 days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be the close of business on the next day preceding the day on which notice is first given. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

Section 4. Fixing a Record Date for Other Purposes. In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment or any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purposes of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than 60 days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

Section 5. Registered Stockholders. Prior to the surrender to the Corporation of the certificate or certificates for a share or shares of stock with a request to record the transfer of such share or shares, the Corporation may treat the registered owner as the person entitled to receive dividends, to vote, to receive notifications and otherwise to exercise all the rights and powers of an owner. The Corporation shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof.

Section 6. Subscriptions for Stock. Unless otherwise provided for in the subscription agreement, subscriptions for shares shall be paid in full at such time, or in such installments and at such times, as shall be determined by the Board of Directors. Any call made by the Board of Directors for payment on subscriptions shall be uniform as to all shares of the same class or as to all shares of the same series. In case of default in the payment of any installment or call when such payment is due, the Corporation may proceed to collect the amount due in the same manner as any debt due the Corporation.

	ARTICLE VI

	GENERAL PROVISIONS


Section 1. Dividends. Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any regular or special meeting, in accordance with applicable law. Dividends may be paid in cash, in property or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or any other purpose and the Directors may modify or abolish any such reserve in the manner in which it was created.

Section 2. Checks, Drafts or Orders. All checks, drafts or other orders for the payment of money by or to the Corporation and all notes and other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation, and in such manner, as shall be determined by resolution of the Board of Directors or a duly authorized committee thereof.

Section 3. Contracts. In addition to the powers otherwise granted to officers pursuant to ARTICLE IV hereof, the Board of Directors may authorize any officer or officers, or any agent or agents, of the Corporation to enter into any contract or to execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

Section 4. Loans. The Corporation may lend money to, or guarantee any obligation of, or otherwise assist any officer or other employee of the Corporation or of its subsidiaries, including any officer or employee who is a Director of the Corporation or its subsidiaries, whenever, in the judgment of the Directors, such loan, guaranty or assistance may reasonably be expected to benefit the Corporation. The loan, guaranty or other assistance may be with or without interest, and may be unsecured, or secured in such manner as the Board of Directors shall approve, including, without limitation, a pledge of shares of stock of the Corporation. Nothing in this section shall be deemed to deny, limit or restrict the powers of guaranty or warranty of the Corporation at common law or under any statute.

Section 5. Fiscal Year. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

Section 6. Corporate Seal. The Board of Directors may provide a corporate seal which shall be in the form of a circle and shall have inscribed thereon the name of the Corporation and the words "Corporate Seal, Delaware." The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

Section 7. Voting Securities Owned By Corporation. Voting securities in any other corporation or in any partnership, limited liability company, association, joint stock company, trust, or unincorporated organization held by the Corporation shall be voted by the chief executive officer, the president or a vice-president, unless the Board of Directors specifically confers authority to vote with respect thereto, which authority may be general or confined to specific instances, upon some other person or officer. Any person authorized to vote securities shall have the power to appoint proxies, with general power of substitution.

Section 8. Inspection of Books and Records. The Board of Directors shall have power from time to time to determine to what extent and at what times and places and under what conditions and regulations the accounts and books of the Corporation, or any of them, shall be open to the inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the Corporation, except as conferred by the laws of the State of Delaware, unless and until authorized so to do by resolution of the Board of Directors or of the stockholders of the Corporation.

Section 9. Section Headings. Section headings in these By-laws are for convenience of reference only and shall not be given any substantive effect in limiting or otherwise construing any provision herein.

Section 10. Inconsistent Provisions. In the event that any provision of these By-laws is or becomes inconsistent with any provision of the Certificate of Incorporation, the General Corporation Law of the State of Delaware or any other applicable law, the provision of these By-laws shall not be given any effect to the extent of such inconsistency but shall otherwise be given full force and effect.

	ARTICLE VII

	AMENDMENTS

In furtherance and not in limitation of the powers conferred by statute, the Board of Directors of the Corporation is expressly authorized to make, alter, amend, change, add to or repeal these By-laws by the affirmative vote of a majority of the total number of Directors then in office. Any alteration or repeal of these By-laws by the stockholders of the Corporation shall require the affirmative vote of a majority of the outstanding shares of the Corporation entitled to vote on such alteration or repeal; provided, however, that Section 11 of ARTICLE II and Sections 2, 3, 4 and 5 of ARTICLE III and this ARTICLE VII of these By-laws shall not be altered, amended or repealed and no provision inconsistent therewith shall be adopted without the affirmative vote of the holders of at least 66_% of the outstanding shares of the Corporation entitled to vote on such alteration, repeal or provision.



	EXECUTION COPY
(Senior Subordinated)

SECOND SUPPLEMENTAL INDENTURE

SECOND SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") dated as of March 30, 1998 between Huntway Partners L.P., a Delaware limited partnership (the "Company"), and State Street Bank and Trust Company, as trustee (the Trustee).

PRELIMINARY STATEMENT

The Company and the Trustee are parties to Indenture dated as of October 15, 1997 (as amended and/or supplemented, the "Existing Indenture"), whereby the Company issued $21,750,000 of its 9.25% Senior Subordinated Secured Convertible Notes.

Pursuant to an Amendatory Agreement dated as of the date hereof among the Company and numerous other parties, the Company and all of the Holders under the Existing Indenture have agreed to the amendment to the Existing Indenture hereinafter set forth, and have acknowledged and agreed that the signatures of such Holders thereto constitute a consent of such Holders pursuant to Section 9.02 of the Existing Indenture, to amend the Existing Indenture as hereinafter set forth.

Pursuant to Section 9.06 of the Existing Indenture, the Trustee has received an Opinion of Counsel and Officers' Certificate stating that the execution of this Supplemental Indenture is authorized or permitted by the Existing Indenture.

Accordingly, pursuant to Section 9.02 of the Existing Indenture, the Company and the Trustee are entering into this Supplemental Indenture.

The Company and the Trustee hereby agree as follows:

1.	Amendments to the Existing Indenture.

The Existing Indenture is amended by substituting the date May
15, 1998 for the date March 31, 1998 in Section 11.01 of the Existing
Indenture.

2.	Effect on Existing Indenture.  Except as expressly amended
by this Supplemental Indenture, the Existing Indenture shall remain in full force and effect.

3.	Counterparts.  This Supplemental Indenture may be signed in
counterparts with the same effect as if the signatures to each counterpart were upon a single instrument, and all such counterparts together shall be deemed an original of this Supplemental Indenture.


4.	Trustee Disclaimer.  The Trustee has accepted the amendment
of the Existing Indenture effected by this Supplemental Indenture and agrees to execute the trust created by the Existing Indenture as hereby amended, but only upon the terms and conditions set forth in the Existing Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, and without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals of fact contained herein, all of which recitals are made solely by the Company, or for or with respect to the validity or sufficiency of this Supplemental Indenture or any of the terms or provisions hereof and shall incur no liability or responsibility in respect of the validity thereof.

* * * * *


IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.




HUNTWAY REFINING COMPANY,
a Delaware corporation







By: /s/Warren Nelson
Title:  CFO




THE BANK OF NEW YORK, as Trustee


By:  /s/ Susan Freedman
Title:   Vice President





	EXECUTION COPY
(Senior Subordinated)

THIRD SUPPLEMENTAL INDENTURE

THIRD SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") dated as of June 1, 1998 between Huntway Refining Company, successor by merger to Huntway Partners, L.P. (the Company), and State Street Bank and Trust Company, as trustee (the "Trustee").

PRELIMINARY STATEMENT

The Company and the Trustee are parties to the Indenture dated as of October 15, 1997 (as amended and/or supplemented, the "Existing Indenture"), whereby the Company issued $21,750,000 of its 9.25% Senior Subordinated Secured Convertible Notes.

Pursuant to a Refinancing and Amendatory Agreement dated as of the date hereof among the Company and numerous other parties, the Company and all of the Holders under the Existing Indenture have agreed to the amendment to the Existing Indenture hereinafter set forth, and have acknowledged and agreed that the signatures of such Holders thereto constitute a consent of such Holders pursuant to Section 9.02 of the Existing Indenture, to amend the Existing Indenture as hereinafter set forth.

Pursuant to Section 9.06 of the Existing Indenture, the Trustee has received an Opinion of Counsel and Officers' Certificate stating that the execution of this Supplemental Indenture is authorized or permitted by the Existing Indenture.

Accordingly, pursuant to Section 9.02 of the Existing Indenture, the Company and the Trustee are entering into this Supplemental Indenture.

The Company and the Trustee hereby agree as follows:

1.	Amendments to the Existing Indenture. The Existing Indenture
is amended by substituting the date June 1, 1998 for the date May 15, 1998 in Section 11.01 of the Existing Indenture.

2.	Effect on Existing Indenture.  Except as expressly amended
by this Supplemental Indenture, the Existing Indenture shall remain in full force and effect.

		3.	Counterparts.  This Supplemental Indenture may be signed in
counterparts with the same effect as if the signatures to each counterpart were upon a single instrument, and all such counterparts together shall be deemed an original of this Supplemental Indenture.

4.	Trustee Disclaimer.  The Trustee has accepted the amendments of the Existing Indenture effected by this Supplemental Indenture and agrees to execute the trust created by the Existing Indenture as hereby amended, but only upon the terms and conditions set forth in the Existing Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, and without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals of fact contained herein, all of which recitals are made solely by the Company, or for or with respect to the validity or sufficiency of this Supplemental Indenture or any of the terms or provisions hereof and shall incur no liability or responsibility in respect of the validity thereof.

* * * * *

IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.


Dated as of June 	, 1998

HUNTWAY PARTNERS L.P.,
a Delaware limited partnership, as
Issuer




By: ________________________

By: ________________________





Dated as of June 	, 1998

STATE STREET BANK AND TRUST COMPANY,
a Massachusetts bank and trust company,
as Trustee


By:__________________________________
__
         Name:
         Title:













	EXECUTION COPY
(Senior Subordinated)

FOURTH SUPPLEMENTAL INDENTURE

FOURTH SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") dated as of April 7, 2000 between Huntway Refining Company, a Delaware corporation (the "Company"), and State Street Bank and Trust Company, as trustee (the "Trustee").

PRELIMINARY STATEMENT

The Company and the Trustee are parties to the Indenture dated as of October 15, 1997 (as amended and supplemented, the "Existing Indenture"), whereby the Company issued $21,750,000 of its 9.25% Senior Subordinated Secured Convertible Notes. Capitalized terms used in this Supplemental Indenture but not otherwise defined herein shall have the meanings given such terms in the Existing Indenture.

Pursuant to a Second Refinancing and Amendatory Agreement dated as of October 29, 1999 among the Company and numerous other parties, including the Trustee, the Company and all of the Securityholders (as defined in the Existing Indenture) under the Existing Indenture have agreed to the amendments to the Existing Indenture hereinafter set forth, and have acknowledged and agreed that the signatures of such Securityholders thereto constitute a consent of such Securityholders pursuant to Section 9.02 of the Existing Indenture to amend the Existing Indenture as hereinafter set forth.

Pursuant to Section 9.06 of the Existing Indenture, the Trustee has received an Opinion of Counsel and Officers' Certificate stating that the execution of this Supplemental Indenture is authorized or permitted by the Existing Indenture.

Accordingly, pursuant to Section 9.02 of the Existing Indenture, the Company and the Trustee are entering into this Supplemental Indenture.

The Company and the Trustee hereby agree as follows:

1.	Amendments to the Existing Indenture.  The Existing
Indenture is amended as follows. The following definitions contained in the Existing Indenture are amended and restated as follows:

Boeing Capital Notes means any note or notes issued by the Issuer pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A means Bank of America, N.A.


Intercreditor Agreement means the Second Amended and Restated Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among B of A, Boeing Capital, the Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Indenture, and the United States Trust Company of New York, as Collateral Agent, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified.

Letter of Credit Agreement means the Business Loan Agreement (Receivables and Inventory) dated as of October 29, 1999, between B of A and the Issuer, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any Replacement Letter of Credit Agreement (as such term is defined in the Intercreditor Agreement).

Letter of Credit Agreement Obligations means the Issuers obligations arising under the Letter of Credit Agreement.

2.	Effect on Existing Indenture.  Except as expressly amended
by this Supplemental Indenture, the Existing Indenture shall remain in full force and effect.

3.	Counterparts.  This Supplemental Indenture may be signed in
counterparts with the same effect as if the signatures to each counterpart
were upon a single instrument, and all such 	counterparts together shall be
deemed an original of this Supplemental Indenture.

4.	Trustee Disclaimer.  The Trustee has accepted the amendments of the Existing Indenture effected by this Supplemental Indenture and agrees to execute the trust created by the Existing Indenture as hereby amended, but only upon the terms and conditions set forth in the Existing Indenture, including the terms and provisions defining and limiting the liabilities and responsibilities of the Trustee, and without limiting the generality of the foregoing, the Trustee shall not be responsible in any manner whatsoever for or with respect to any of the recitals of fact contained herein, all of which recitals are made solely by the Company, or for or with respect to the validity or sufficiency of this Supplemental Indenture or any of the terms or provisions hereof and shall incur no liability or responsibility in respect of the validity thereof.

IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.




HUNTWAY REFINING COMPANY,
a Delaware corporation, as Issuer




By:   /s/ Earl Fleisher









STATE STREET BANK AND TRUST COMPANY, a
Massachusetts bank and trust company, as Trustee


By:   /s/ Robert J. Dunn
Title:   Vice President




	EXECUTION COPY
(Junior)

SECOND SUPPLEMENTAL INDENTURE

SECOND SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") dated as of April 7, 1999 between Huntway Refining Company, a Delaware corporation (the "Company"), and IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as trustee (the "Trustee").

PRELIMINARY STATEMENT

The Company and the Trustee are parties to an Amended and Restated
Junior Subordinated Debenture Indenture dated as of December 12, 1996 (as supplemented, the "Existing Indenture").

Pursuant to a Refinancing and Amendatory Agreement dated as of January 20, 1999 among the Company and numerous other parties, and pursuant to an Amendment dated as of February 1, 1999 among the Company and all of the Holders under the Existing Indenture, the Company and all of the Holders under the Existing Indenture have agreed to the amendments to the Existing Indenture hereinafter set forth, and have acknowledged and agreed that the signatures of such Holders thereto constitute a consent, by Act of such Holders pursuant to
Section 104 of the Existing Indenture, to amend the Existing Indenture as hereinafter set forth.

Pursuant to Section 803 of the Existing Indenture, the Trustee has received an Opinion of Counsel and Officers' Certificate stating that the execution of this Supplemental Indenture is authorized or permitted by the Existing Indenture.

Accordingly, pursuant to Section 802 of the Existing Indenture, the Company and the Trustee are entering into this Supplemental Indenture.

The Company and the Trustee hereby agree as follows:

1.	Amendments to the Existing Indenture.

The Existing Indenture is amended as follows:

(a)	Definitions.

(i)	The following definitions contained in the Existing
Indenture are amended as follows:

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

(ii)	The following definitions contained in Section 101 of the
Existing Indenture are restated 				to read as follows:


"Letter of Credit Facility means the Amended and Restated
Letter of Credit and Reimbursement Agreement dated as of January 20, 1999, by and among the Company, Sunbelt and Bankers Trust Company, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any successor, substitute or replacement letter of credit facility including, without limitation, any Replacement Letter of Credit Agreement.

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

(iii)	The following definitions are added to Section 101 of the
Existing Indenture:

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

B of A means Bank of America.

Cash Flow Coverage means (a) Consolidated EBITDA, divided by
(b) the sum of cash interest expense and principal payments on indebtedness (excluding (i) any principal payments or indebtedness made pursuant to the Refinancing and Amendatory Agreement and (ii) any prepayment pursuant to the Companys one-time right in Section
2.2 of the Boeing Capital Loan Agreement).

Refinancing and Amendatory Agreement means the Refinancing and Amendatory Agreement dated as of January 20,1999 among the Company, Sunbelt, the then holders of the Securities and others.

Sunbelt Merger means a merger of Sunbelt into the Company.


(b)	Payment of Interest.  Sections 307(a) - (c) and (f) of the
Existing Indenture are amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities and the words (including Secondary Securities as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securitieseach time they appear in subsection 307(a) the words on the Boeing Capital Notes; (ii) substituting for the words Senior Notes the words Boeing Capital Notes in the second sentence of subsection 307(a) and (iii) deleting the words (including Secondary Securities, as defined in the Collateralized Note Indenture) and the words (including Secondary Securities as defined in the Collateralized
Note Indenture) each time they appear in subsections 307(b), (c) and (f).

(c)	Payment of Taxes and Other Claims.  Section 405 of the
Existing Indenture is amended by deleting the words or Reprise.

(d)	Limitation on Indebtedness.  Section 406 of the Existing
Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the words so long as it continues to own the property described in Exhibit A to the Collateralized Note Indenture as the Pinal Property in subsection (b) of such Section; (iii) deleting the words , in an aggregate amount not to exceed $100,000 from subsection (d) of such Section;
(iv) inserting the words and obligations under hedging agreements related to the price of crude oil at the end of subsection (e) of such Section; and (v) substituting for subsection (i) of such Section the following: (i) the Company may become and remain liable with respect to Indebtedness under the Boeing Capital Loan Agreement;.

(e)	Limitation on Restricted Junior Payments.  Section 407 of
the Existing Indenture is amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.

(f)	Limitation on Restrictions Affecting Subsidiaries.  Section
408 of the Existing Indenture is amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.


(g)	Limitation on Liens.  Section 410 of the Existing Indenture
is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) restating paragraph (b) in its entirety to read (b) Liens securing obligations under the Boeing Capital Loan Agreement; and (iii) substituting for the words Collateralized Note Indenture in the last line of such Section the words Boeing Capital Loan Agreement and the Senior Subordinated Indenture.

(h)	Transactions with Partners and Affiliates.  Section 414 of
the Existing Indenture is amended by (i) substituting for the words
(including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; and (ii) inserting the words ; or (iii) the Sunbelt Merger, or (iv) any grant of an option by the Company to a director or employee (or exercise thereof) at the end of such Section.

(i)	Financial Covenants.  Section 415 of the Existing Indenture
is restated to read as follows: After the Company has paid in full the principal of and all accrued interest on the Boeing Capital Notes, the Company will maintain a Cash Flow Coverage ratio of at least 1.5:1.0 calculated on the basis of the most recently ended four fiscal quarters

(j)	Limitation on Investments, Loans and Advances.  Section 417
of the Existing Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the words which shall not exceed $5,000 to any single employee and $25,000 in the aggregate to all employees at any time outstanding ; and (iii) inserting at the end of clause (b) the words and loans by the Company to Sunbelt.

(k)	Limitation on Consolidated Capital Expenditures.  Section
418 of the Existing Indenture is amended by (i) substituting for the amount $3,000,000 the amount $4,000,000 and (ii) inserting the following at the end of such Section: (or, in the case of 1999, if this covenant becomes applicable during 1999, $8,500,000).

(l)	Fundamental Changes Only on Certain Terms.  Section 419 of
the Existing Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) deleting the word and from subsection (d) of such Section; (iii) inserting the word ; and at the end of subsection (e) of such Section; and (iv) adding the following new clause (f):

(f)	the Company and Sunbelt may effect the Sunbelt Merger.

(m)	Contingent Obligations.  Section 420 of the Existing
Indenture is amended by (i) substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; (ii) inserting the words and obligations under hedging agreements related to the price of crude oil at the end of subsection (d) of such Section; and (iii) deleting the words in an amount not to exceed $1,500,000 in subsection (e) of such Section.


(n)	Grant of Lien to Secure Obligations.  Section 422(a) of the
Existing Indenture is amended by (i) substituting for the words (including Secondary Securities as defined in the Collateralized Note Indenture issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes; and (ii) substituting for the words Collateralized Note Indenture the words Intercreditor Agreement.

(o)	Events of Default.  Section 501 of the Existing Indenture is
amended by restating subsection 501(l) to read as follows:

(l)	the Company shall cease to be the Sunbelt Managing
General Partner, other than as a result of the Sunbelt Merger.

(p)	Acceleration of Maturity.  Section 502 of the Existing
Indenture is amended by substituting for the words to the trustee under the Collateralized Note Indenture (at Fleet National Bank, One Federal Street, Boston, Massachusetts 02211, Attention: Corporate Trust Administration), the words to Boeing Capital (at 4060 Lakewood Boulevard, Long Beach, California 90808-1700, Attention: Vice President - Taxes and Associate General Counsel).

(q)	Right of Redemption.  Section 901 of the Existing Indenture
is amended by substituting for the words (including Secondary Securities, as defined in the Collateralized Note Indenture, issued with respect thereto) on the Senior Securities the words on the Boeing Capital Notes.

(r)	Approval of Senior Indebtedness.  Section 1006 of the
Existing Indenture is amended by substituting for the words the Senior Securities, and the Collateralized Note Indenture in clause (i) the words the Boeing Capital Notes, the Boeing Capital Loan Agreement.

2.	Effect on Existing Indenture.  Except as expressly amended
by this Supplemental Indenture, the Existing Indenture is in all respects ratified and confirmed and all of its terms shall remain in full force and effect.

3.	Counterparts.  This Supplemental Indenture may be signed in
counterparts with the same effect as if the signatures to each counterpart were upon a single instrument, and all such counterparts together shall be deemed an original of this Supplemental Indenture.

IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.




HUNTWAY REFINING COMPANY,
a Delaware corporation







By:__________________________________
Name:
Title:




IBJ WHITEHALL BANK & TRUST COMPANY
(f/k/a IBJ Shroder Bank & Trust
Company), as Trustee


By:__________________________________
__

										EXECUTION COPY
(Junior)

THIRD SUPPLEMENTAL INDENTURE

THIRD SUPPLEMENTAL INDENTURE (this "Supplemental Indenture") dated as of April 10, 2000 between Huntway Refining Company, a Delaware corporation (the "Company"), and The Bank of New York, as trustee (succeeding IBJ Whitehall Bank & Trust Company (f/k/a IBJ Schroder Bank & Trust Company)), (the "Trustee").

PRELIMINARY STATEMENT

The Company and the Trustee are parties to an Amended and Restated
Junior Subordinated Debenture Indenture dated as of December 12, 1996 (as supplemented, the "Existing Indenture"). Capitalized terms used in this Supplemental Indenture but not otherwise defined herein shall have the meanings given such terms in the Existing Indenture.

Pursuant to a Second Refinancing and Amendatory Agreement dated as of October 29, 1999 among the Company and numerous other parties, the Company and all of the Holders under the Existing Indenture have agreed to the amendments to the Existing Indenture hereinafter set forth, and have acknowledged and agreed that the signatures of such Holders thereto constitute a consent, by Act of such Holders pursuant to Section 104 of the Existing Indenture, to amend the Existing Indenture as hereinafter set forth.

Pursuant to Section 803 of the Existing Indenture, the Trustee has received an Opinion of Counsel and Officers' Certificate stating that the execution of this Supplemental Indenture is authorized or permitted by the Existing Indenture.

Accordingly, pursuant to Section 802 of the Existing Indenture, the Company and the Trustee are entering into this Supplemental Indenture.

The Company and the Trustee hereby agree as follows:

1.	Amendments to the Existing Indenture.

The Existing Indenture is amended as follows:

(a)	Certain Definitions.

(i)	The following definitions contained in the Existing
Indenture are amended as follows:


The definition of Consolidated Current Liabilities is amended by (A) substituting for the words Senior
Securities the words Boeing Capital Notes and (B) inserting the following words immediately prior to the period of the end of such definition: and the current portion of the Indebtedness pursuant to the Letter of Credit
Facility.

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

(ii)	The following definitions contained in Section
101 of the Existing Indenture are restated to read as follows:

Boeing Capital Notes means any note or notes issued by the Company pursuant to the Boeing Capital Loan Agreement and any note or notes issued in replacement or substitution therefor.

B of A means Bank of America, N.A.

Intercreditor Agreement means the Second Amended and
Restated Intercreditor and Collateral Trust Agreement dated as of October 29, 1999 among B of A, Boeing Capital, the
Convertible Note Holders listed on the signature pages thereof, State Street Bank and Trust Company, as Trustee under the Senior Subordinated Indenture, and the United
States Trust Company of New York, as Collateral Agent, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified.

Letter of Credit Facility means the Business Loan
Agreement (Receivables and Inventory) dated as of October
29, 1999, between B of A and the Company, as such Agreement may from time to time be amended, renewed, supplemented, restated or otherwise modified, and any successor, substitute or replacement letter of credit facility including, without limitation, and Replacement Letter of Credit Agreement.

LOC Bank means the provider of credit under the Letter of Credit Facility.

Representative means with respect to the Letter of Credit Facility, the LOC Bank, and with respect to any Senior Indebtedness arising under the Boeing Capital Loan
Agreement and the Senior Subordinated Indenture, Boeing
Capital and the trustee named in such Indenture, respectively.

(b)	Payment of Interest.  Sections 307(a) - (c) and (f) of
the Existing Indenture are amended by substituting for the words on the Boeing Capital Notes each time they appear the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(c)	Limitation on Indebtedness.  Section 406 of the
Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(d)	Limitation on Restricted Junior Payments.  Section 407
of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(e)	Limitation on Restrictions Affecting Subsidiaries.
Section 408 of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital
Notes and its obligations pursuant to the Letter of Credit Facility.

(f)	Limitation on Liens.  Section 410 of the Existing
Indenture is amended by (i) substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility and (ii) substituting for the words Boeing Capital Loan Agreement and the Senior Subordinated Indenture the words Boeing Capital Loan Agreement, the Senior Subordinated Indenture and the Letter of Credit Facility.

(g)	Transactions with Partners and Affiliates.  Section
414 of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(h)	Financial Covenants.  Section 415 of the Existing
Indenture is amended by substituting for the words on the Boeing
Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(i)	Limitation on Investments, Loans and Advances.
Section 417 of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital
Notes and its obligations pursuant to the Letter of Credit Facility.

(j)	Limitation on Consolidated Capital Expenditures.
Section 418 of the Existing Indenture is amended by substituting for the first sentence thereof the following: After the Company has paid in full the principal of and all accrued interest on the Boeing Capital Notes and the Convertible Notes and its obligations pursuant to the Letter of Credit Facility, the Company will not and will note permit any of its Subsidiaries to make, in the aggregate, Consolidated Capital Expenditures in an amount in excess of $4,000,000 during any calendar year (or, in the case of 1999, if this covenant becomes applicable during 1999, $8,500,000; or, in the case of 2000, if this covenant becomes applicable prior to or during 2000, $4,000,000 plus any excess of $8,500,000 over the amount of Consolidated Capital Expenditures during 1999).

		(k)	Fundamental Changes Only on Certain Terms.  Section
419 of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(l)	Contingent Obligations.  Section 420 of the Existing
Indenture is amended by  substituting for the words on the Boeing
Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(m)	Grant of Lien to Secure Obligations.  Section 422(a)
of the Existing Indenture is amended by substituting for the words on the Boeing Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

(n)	Right of Redemption.  Section 901 of the Existing
Indenture is amended by substituting for the words on the Boeing
Capital Notes the words on the Boeing Capital Notes and its obligations pursuant to the Letter of Credit Facility.

2.	Effect on Existing Indenture.  Except as expressly
amended by this Supplemental Indenture, the Existing Indenture is in all respects ratified and confirmed and all of its terms shall remain in full force and effect.

3.	Counterparts.  This Supplemental Indenture may be
signed in counterparts with the same effect as if the signatures to each counterpart were upon a single instrument, and all such counterparts together shall be deemed an original of this Supplemental Indenture.

4.	Governing Law.  This Supplemental Indenture shall be
governed by and construed in accordance with the laws of the State of New York.

5.	Severability.  In case any one or more of the
provisions in this Supplemental Indenture shall be held invalid, illegal or unenforceable, in any respect for any reason, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions shall not in any way be affected or impaired thereby, it being intended that all of the provisions hereof shall be enforceable to the full extent permitted by law.

6.	Trustee Disclaimer.  The Trustee shall not be
responsible in any manner whatsoever for or with respect to any of the recitals or statements contained herein, all of which recitals or statements are made solely by the Company, or for or with respect to the validity or sufficiency of this Supplemental Indenture or any of the terms or provisions hereof.


* * * * *
IN WITNESS WHEREOF, we have set our hands as of the day and year first above written.




AMENDMENT NUMBER TWO TO
	LOAN AGREEMENT


THIS AMENDMENT NUMBER TWO TO LOAN AGREEMENT, dated as of April 12,
2000 (this "Amendment"), amends that certain Loan Agreement dated as of January 20, 1999, between BOEING CAPITAL CORPORATION, a Delaware corporation (Lender), and HUNTWAY REFINING COMPANY, a Delaware corporation (Borrower), as amended by that certain Amendment Number
One to Loan Agreement dated as of January 31, 1999 (the Loan Agreement). All initially capitalized terms used in this Amendment shall have the meanings ascribed thereto in the Loan Agreement unless specifically defined herein.

	R E C I T A L S

WHEREAS, Borrower and Lender desire to amend the Loan Agreement as hereinafter set forth.

NOW, THEREFORE, the parties hereto agree as follows:

	A M E N D M E N T

Section 1.   Amendment of Definition of Authorized Person.
Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of Authorized Person therein in its entirety and replacing such definition with the following:

Authorized Person means the officer of the Borrower bearing the title President & Chief Executive
Officer, the officer of the Borrower bearing the title Chief
Financial Officer, or the officer of the Borrower bearing the title Controller.

Section 2. Adding Definition of Closing Date B. Section 1.1 of the Loan Agreement is hereby amended by adding a definition of Closing Date B as follows:

Closing Date B means the date of funding the Term Loan B.

Section 3.   Adding Definition of Early Paydown Premium B.
Section 1.1 of the Loan Agreement is hereby amended by adding a definition of Early Paydown Premium B as follows:

A Early Paydown Premium B has the meaning set forth in Section 3.8.

Section 4.   Amendment of Definition of Interest Rate.  Section
1.1 of the Loan Agreement is hereby amended by deleting the definition of Interest Rate set forth therein and replacing such definition with the following:

A Interest Rate means: (a) with respect to the Term Loan and each Capital Expenditure Loan, the fixed rate of interest, per annum, calculated as of the Monday preceding the date of the funding thereof, calculated as follows: 9.39% plus (or minus) the sum of: (i) 87% of any increase (or decrease) in the average yield on U.S. Treasuries maturing in 60 months (or if such 60-month yield is not quoted, such yield as calculated by interpolation from the yields quoted for the closest longer and shorter maturities) as quoted in the Treasury Bonds, Notes & Bills section of The Wall Street Journal (or any similar publication in the event the foregoing is not available) published on such Monday (or if not published on such Monday, as published on the first preceding Business Day) from 5.42%; and (ii) 87% of any increase (or decrease) in the five year spread for ABBB finance companies as stated in the Lehman Brothers Fixed Income Global Relative Value Report most recently published as of such Monday (or any similar publication in the event the foregoing is not available) from 76 basis points (by way of example, as of November 9, 1998, such Treasuries yield was 4.5% and the five year spread from the Lehman Report was 145 basis points. Therefore, the Interest Rate calculated as of such date would be 9.19%.); and (b) with respect to the Term Loan B, the fixed rate of interest, per annum, calculated as of the first or fifteenth of the month of the funding thereof, whichever most recently precedes the date of the funding thereof, calculated as follows: 10.2% plus (or minus) 85.9% of any increase (or decrease) in the average yield on U.S. Treasuries maturing in 24 months (or if such 24-month yield is not quoted, such yield as calculated by interpolation from the yields quoted for the closest longer and shorter maturities) as quoted in the Treasury Bonds, Notes & Bills section of The Wall Street Journal (or any similar publication in the event the foregoing is not available) published on such date (or if not published on such date, as published on the first preceding Business Day) from 5.92%.

Section 5. Amendment of Definition of Note. Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of Note set forth therein and replacing such definition with the following:

A Note means, collectively,: (i) that certain
Secured Promissory Note, dated of even date herewith, executed by Borrower, as maker, in favor of Lender, as payee, to further evidence the Term Loan and the Capital
Expenditure Loans; and (ii) that certain Secured Promissory
Note - Term Loan B dated of even date with the Closing
Date B executed by Borrower, as maker, in favor of Lender, as payee, to further evidence the Term Loan B.

Section 6.   Amendment of Definition of Obligations.  Section
1.1 of the Loan Agreement is hereby amended by deleting the definition of Obligations set forth therein and replacing such definition with the following:

A Obligations means the Term Loan, the Term Loan
B, all Capital Expenditure Loans, the Early Paydown Premium arising under Section 3.5 or Section 3.6, the Early Paydown Premium B arising under Section 3.8, and all other loans, debts, principal, interest (including any interest that, but for the provisions of the Bankruptcy Code, would have accrued), liabilities, obligations, fees, charges, costs, or Lender Expenses (including any fees or expenses that, but for the provisions of the Bankruptcy Code, would have accrued), guaranties, covenants, and duties owing by Borrower to Lender of any kind and description arising pursuant to, or evidenced by, or in connection with the Loan Documents and irrespective of whether for the payment of money, whether direct or indirect, absolute or contingent, due or to become due, now existing or hereafter arising, and further including all interest owing to Lender pursuant to this Agreement not paid when due and all Lender Expenses and Losses that Borrower is required to pay or reimburse to Lender under the Loan Documents, by law, or otherwise.

Section 7. Adding Definition of Payment Date B. Section 1.1 of the Loan Agreement is hereby amended by adding a definition of Payment Date B as follows:

Payment Date B has the meaning set forth in
Section 2.7.

Section 8.   Amendment of Definition of Refinancing and
Amendatory Agreement. Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of Refinancing and Amendatory
Agreement set forth therein and replacing such definition with the following:

A Refinancing and Amendatory Agreement means, collectively: (i) that certain Refinancing and Amendatory
Agreement, dated the date hereof, among Borrower, Lender, Collateral Agent and certain other parties; and (ii) that certain Second Refinancing and Amendatory Agreement, dated as of October 29, 1999, among Borrower, Lender, Collateral
Agent, and certain other parties.

Section 9. Adding Definition of Term Loan B. Section 1.1 of the Loan Agreement is hereby amended by adding a definition of Term Loan B as follows:

A Term Loan B has the meaning set forth in
Section 2.7.

Section 10.   Amendment of Section 2.3(c) and (d).  Sections
2.3(c) and (d) of the Loan Agreement are hereby amended by deleting the subsections in their entirety and replacing such subsections with the following:

(c)	Payments. Interest payable hereunder shall
be due and payable, in arrears, on each Payment Date, or, in the case of interest on Term Loan B, on each Payment Date B. Borrower authorizes Lender, at its option, without prior notice to Borrower, to charge such interest, all Lender Expenses (as and when incurred), and all other payments to Lender due under any Loan Document to Borrower's Loan Account, which amounts thereafter shall accrue interest at the rate applicable to the subject Term Loan, Term Loan B or Capital Expenditure Loan, or if none, the most recently funded of the Term Loan, Term Loan B or a Capital Expenditure Loan. Any interest not paid when due shall be compounded and shall thereafter accrue interest at the rate applicable to the subject Term Loan, Term Loan B or Capital Expenditure Loan.

(d)		Computation. The Interest Rate as of the
date of this Agreement is 9.234% per annum. The Interest Rate shall be calculated and fixed for Term Loan B and each Capital Expenditure Loan as provided in the definition of Interest Rate set forth hereinabove. All interest and fees chargeable hereunder shall be computed on the basis of a 360 day year for the actual number of days elapsed.

Section 11.   Amendment of Section 2.4.  Section 2.4 of the Loan
Agreement is hereby amended by deleting the section in its entirety and replacing such section with the following:

2.4	Disbursement of Loans.  Lender is
authorized to make the Term Loan, the Term Loan B and the Capital Expenditure Loans under this Agreement based upon written instructions received from anyone believed in good faith by Lender (without independent investigation) to be an Authorized Person and subject to the terms and conditions hereof. Borrower agrees to designate to Lender the Deposit Account into which are to be deposited the proceeds of the Term Loan and Capital Expenditure Loans requested by Borrower and made by Lender hereunder. Borrower hereby designates to Lender as the Deposit Account into which are to be deposited the proceeds of the Term Loan B the following account: Borrowers Account Number: Bank of America 14654-01807. Subject to Lender's right hereunder to directly pay vendors, contractors, subcontractors and others providing or constructing the Improvements, the Term Loan, Term Loan B and Capital Expenditure Loans requested by Borrower and made by Lender hereunder shall be made to such respective Deposit Accounts.

Section 12.   Amendment of Section 2.5.  Section 2.5 of the Loan
Agreement is hereby amended by deleting the first and last sentences thereof and replacing such sentences with the following, respectively:

Lender shall maintain an account on its books in the name of Borrower (the Loan Account) on which Borrower will be charged with the Term Loan, the Term Loan B and all Capital Expenditure Loans made by Lender to Borrower or for Borrower's account, including, accrued interest, Lender
Expenses, and any other payment Obligations of Borrower.

Borrower shall execute and deliver to Lender the Note which shall further evidence the Term Loan, the Term
Loan B and the Capital Expenditure Loans.

Section 13. Addition of New Section 2.7. There is hereby added a new Section 2.7 to the Loan Agreement as follows:
 2.7	Term Loan B.  Lender has agreed to make a
term loan (the Term Loan B) to Borrower in the original principal amount of $2,500,000. The Term Loan B shall be repaid in 37 consecutive monthly installments, in arrears.
One interest only payment in the $5,947.22, shall be payable on April 20, 2000. Thereafter, payments of principal and interest on the 20th day of each and every month (the
Payment Date B), in 36 installments, 35 of which shall be in the amount of $51,900.00, and the final installment in the amount of $1,301,900. There shall be a $25,000 credit against the first installment, with the balance, if any, credited against the next successive installment. The outstanding principal balance and all accrued and unpaid interest under the Term Loan B shall be due and payable upon the termination of this Agreement, whether by its terms, by prepayment, by acceleration, or otherwise. The unpaid principal balance of the Term Loan B may be prepaid subject to the following conditions: (i) Borrower shall have provided Lender 90 days prior written notice of Borrowers intent to prepay; (ii) the Term Loan B may be prepaid in full only (no partial prepayments permitted); and (iii) any such prepayment shall be made together with payment of the applicable Early Pay down Premium B as provided in Section
3.8.

Section 14.   Amendment of Section 3.2(g): Changing the Measuring
Date for a Material Adverse Change.  Section 3.2(g) of the Loan
Agreement is hereby amended by deleting the subsection in its entirety and replacing such subsection with the following:

A(g)	evidence that no Material Adverse Change
shall have occurred since October 29, 1999.

Section 15.   Amendment of Section 3.3.  Section 3.3 of the Loan
Agreement is hereby amended by deleting the first sentence thereof and replacing such sentence with the following:

This Agreement shall become effective upon the execution and delivery hereof by Borrower and Lender and shall continue in full force and effect for a term ending on the last Payment Date of the Term Loan or the last Payment
Date B of Term Loan B, whichever is later.

Section 16.   Amendment of Section 3.5.  Section 3.5 of the Loan
Agreement is hereby amended by deleting the portion of the first sentence thereof through and including the colon appearing therein and replacing such portion with the following:

Borrower has the option, on the third
anniversary date of the Closing Date and on each anniversary date of the Closing Date thereafter, and subject to the further conditions provided in Sections 2.1 and 2.7, to terminate this Agreement by paying to Lender, in cash, the Obligations together with a premium (the Early Payment Premium) equal to the applicable percentage set forth below of the then outstanding aggregate principal balance of the Term Loan and the Capital Expenditure Loans and an additional premium equal to the applicable percentage set forth in Section 3.8 of the then outstanding principal balance of the Term Loan B:

Section 17.   Amendment of Section 3.6.  Section 3.6 of the Loan
Agreement is hereby amended by deleting the section in its entirety and replacing such section with the following:

3.6	Termination Upon Event of Default.  If
Lender terminates this Agreement upon the occurrence of an Event of Default, in view of the impracticability and extreme difficulty of ascertaining actual damages and by mutual agreement of the parties as to a reasonable calculation of Lender's lost profits as a result thereof, Borrower shall pay to Lender upon the effective date of such termination, in addition to all other Obligations, a premium in an amount equal to the sum of the Early Paydown Premium applicable as of the most recently occurring anniversary date of the Closing Date and the Early Paydown Premium B applicable as of the effective date of such termination; provided that during the first three years following the Closing Date until the third anniversary date thereof, the applicable Early Paydown Premium for the purposes of this
Section 3.6 shall be that applicable under Section 3.5 on the third anniversary date. The sum of the Early Paydown Premium and the Early Paydown Premium B shall be presumed to be the amount of damages sustained by Lender as the result of the early termination and Borrower agrees that it is reasonable under the circumstances currently existing.

Section 18. Addition of New Section 3.7. There is hereby added a new Section 3.7 to the Loan Agreement as follows:

A3.7	Conditions Precedent to Term Loan B.  The
following shall be conditions precedent to the Term Loan B:

(a)	the Closing Date B shall occur on or
before April 19, 2000;

(b)	receipt and approval of an updated
adjusted cash flow valuation report from Baker & OBrien on the Benicia refinery reflecting the contribution of the 155,000 barrel asphalt tank referred to in Section 7.15, reasonably satisfactory to Lender;

(c)	the representations and warranties
contained in this Agreement and the other Loan Documents shall be true and correct in all material respects on and as of the date of such extension of credit, as though made on and as of such date (except to the extent that such representations and warranties relate solely to an earlier date);

(d)	no Default or Event of Default shall
have occurred and be continuing on the Closing Date B, nor shall either result from the making of Term Loan B;

(e)	no injunction, writ, restraining
order, or other order of any nature prohibiting, directly or indirectly, the extending of such credit shall have been issued and remain in force by any governmental authority against Borrower, Lender, or any of their Affiliates;

(f)	Confirmation by Baker & OBrien that
the 155,000 barrel asphalt tank has been substantially completed, that all appropriate permits and governmental approvals have been obtained, that the construction was performed in accordance with such permits and governmental approvals and that the construction was performed in a good and workmanlike manner;

(g)	evidence that no Material Adverse
Change shall have occurred since October 29, 1999; and

(h)	an opinion of Borrowers special
counsel in form and substance satisfactory to Lender in its sole discretion.

Section 19. Addition of New Section 3.8. There is hereby added a new Section 3.8 to the Loan Agreement as follows:

A3.8	Prepayment by Borrower.  Borrower has the
option, subject to the further conditions provided in
Section 2.7, to prepay in full the Term Loan B, by paying to Lender, in cash, the outstanding principal and accrued and unpaid interest owing on the Term Loan B together with a premium (the Early Paydown Premium B) equal to the applicable percentage set forth below of the then outstanding aggregate principal balance of the Term Loan B:


	Year after Closing Date B            	Early Paydown Premium B

	First                                       	2.0%

	Second                                      	1.0%

	Third                                        	.5%

Section 20.   Amendment to Section 6: Including the Term Loan B.
The introductory paragraph to Section 6 of the Loan Agreement is hereby amended by deleting the paragraph in its entirety and replacing such paragraph with the following:

In order to induce Lender to enter into this Agreement, Borrower makes the following representations and warranties which shall be true, correct, and complete in all material respects as of the Closing Date and as of the Closing Date B, and at and as of the date of the making of the Term Loan or each Capital Expenditure Loan made thereafter or the Term Loan B, as though made on and as of the date of the Term Loan, Term Loan B, or such Capital Expenditure Loan (except to the extent that such representations and warranties relate solely to an earlier date) and such representations and warranties shall survive the execution and delivery of this Agreement:

Section 21.   Amendment to Section 7.15: Including the Term Loan
B. Section 7.15 of the Loan Agreement is hereby amended by deleting the subsection in its entirety and replacing such subsection with the following:

A7.15	Use of Loan Proceeds.  Borrower shall use
the Loan proceeds: (i) of the Term Loan as provided in the Refinancing and Amendatory Agreement and the Disbursement
Letter, to pay a $250,000 loan placement fee to Bank of America, and to pay the other transaction costs and expenses, including Lender Expenses, incurred in connection herewith and the funding of the Term Loan; (ii) of each Capital Expenditure Loan, to pay or reimburse the cost of construction and provision of the Improvements strictly in accordance with the Plans and Specifications and the terms and conditions hereof; and (iii) for the Term Loan B, to reimburse Borrower for its costs and expenses in connection with building a 155,000 barrel asphalt tank and related items at Borrowers Real Property consisting of the Benicia, California refinery facility and related transaction costs and expenses, and in all cases for no other purposes.

Section 22. Amendment of Schedule D-1. Schedule D-1 to the Loan Agreement is amended by deleting the references therein to Wells Fargo, Bank of America, Valencia National Bank, and Bankers Trust Company accounts in their entirety and replacing such references with the following:

Bank						           Account Description			           Account

Bank of America				Huntway Concentration		            14654-01807
                   Huntway Controlled Disbursement	   77656-01121
                   Huntway Money Market		              W70-116246
                   Huntway Lockbox			                 14592-07632
                   Huntway Payroll			                 14658-01862
                   Sunbelt Checking			                14650-01861
                   Sunbelt Imprest			                 107-709-133

Valencia National
  Bank		           Huntway - Newhall Imprest		          0101-2339
                   Huntway - Wilmington Imprest	        0101-2347
                   Huntway - Benicia Imprest		          0101-2355
                   Huntway Money Market		               0102-0560
                   Sunbelt Operating			                 0101-1626

Section 23. Conflicting Terms. In the event of a conflict between the terms and provisions of this Amendment and the terms and provisions of the Loan Agreement, the terms of this Amendment shall govern. In all other respects, the Loan Agreement, as amended and supplemented hereby, shall remain in full force and effect.

Section 24. Miscellaneous. This Amendment shall be governed by and construed in accordance with the laws of the State of California. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any party hereto may execute this Amendment by signing such counterpart.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the date first above written.

BORROWER:							           LENDER:

HUNTWAY REFINING COMPANY,		BOEING CAPITAL CORPORATION,
a Delaware corporation						a Delaware corporation


By                                              			By

Title                                           			Title


	SECURED PROMISSORY NOTE - TERM LOAN B

$2,500,000 	April 12, 2000

FOR VALUE RECEIVED, the undersigned Huntway Refining
Company, a Delaware corporation (Maker), hereby promises to pay to the order of Boeing Capital Corporation, a Delaware corporation (Lender), as hereinafter provided, the principal sum (the principal sum) of $2,500,000, together with any and all Lender Expenses and Losses under that certain Loan and Security Agreement dated as of January 31, 1999, as amended by that certain Amendment Number One to Loan Agreement dated as of January 20, 1999 and that certain Amendment Number Two to Loan Agreement dated as of April 12, 2000, between Maker and Lender (the Loan Agreement).

The unpaid principal balance of this Secured Promissory Note
- Term Loan B (this Note) shall bear interest as provided in the Loan Agreement. Interest chargeable hereunder shall be calculated as set forth in the Loan Agreement.

The outstanding unpaid principal balance of the Term  Loan
B evidenced hereby, together with any and all accrued and unpaid interest hereunder, shall be due and payable in accordance with the provisions of the Loan Agreement. Principal may be prepaid only as set forth in the Loan Agreement.

Maker, for itself and its legal representatives, successors and assigns, expressly waives presentment, demand, protest, notice of dishonor, notice of non-payment, notice of maturity, notice of protest, and presentment for the purpose of accelerating maturity, and Lender may extend the time for payment or otherwise modify the terms of the payment of any part or the whole of the debt evidenced hereby all to the extent provided under the Loan Agreement.

IT IS EXPRESSLY AGREED THAT, UPON THE OCCURRENCE OF AN EVENT
OF DEFAULT UNDER THE LOAN AGREEMENT, LENDER SHALL HAVE THE RIGHTS AND REMEDIES AS PROVIDED IN THE LOAN AGREEMENT, INCLUDING THE RIGHT TO ACCELERATE THE UNPAID PRINCIPAL BALANCE OF THIS NOTE, TOGETHER WITH INTEREST ACCRUED HEREON, SUBJECT TO THE TERMS OF THE LOAN AGREEMENT. IT IS FURTHER UNDERSTOOD THAT THIS NOTE IS SECURED BY, AMONG OTHER THINGS, THE LIENS UPON THE COLLATERAL AS DEFINED AND PROVIDED IN THE LOAN AGREEMENT.

THE VALIDITY OF THIS NOTE AND ITS CONSTRUCTION,
INTERPRETATION, AND ENFORCEMENT HEREOF AND THE RIGHTS OF THE PARTIES HERETO WITH RESPECT TO ALL MATTERS ARISING HEREUNDER OR RELATED HERETO SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA AS AND TO THE EXTENT PROVIDED UNDER
SECTION 14 OF THE LOAN AGREEMENT. AS AND TO THE EXTENT PROVIDED IN THE LOAN AGREEMENT, ACTIONS OR PROCEEDINGS RELATING TO THIS NOTE SHALL BE TRIED AND LITIGATED IN THE STATE AND FEDERAL COURTS LOCATED IN THE COUNTY OF LOS ANGELES, STATE OF CALIFORNIA OR, AT THE SOLE OPTION OF LENDER, IN ANY OTHER COURT IN WHICH LENDER SHALL INITIATE LEGAL OR EQUITABLE PROCEEDINGS AND WHICH HAS SUBJECT MATTER JURISDICTION OVER THE MATTER IN CONTROVERSY. MAKER WAIVES ITS RIGHT TO OBJECT TO SUCH VENUE AND ITS RIGHT TO A TRIAL BY JURY AS AND TO THE EXTENT PROVIDED IN THE LOAN AGREEMENT.

IN WITNESS WHEREOF, Maker has caused this Note to be duly created on the day and year first above written.

MAKER

HUNTWAY REFINING COMPANY,
a Delaware corporation


By

Title: