Form 10-Q
period 2000-06-30
HUNTWAY REFINING CO
filed 2000-08-14
CIK 1053811

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended June 30, 2000			     Commission File
Number 333-45093



HUNTWAY REFINING COMPANY
(Exact Name of Registrant as Specified in its Charter)


 Delaware                               		      95-4680045
 (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)             Identification No.)


25129 The Old Road, Suite 322
Newhall, California
(Address of Principal Executive Offices)
91381
(Zip Code)


Registrant's Telephone Number Including Area Code:  (661) 286-1582



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No      .
The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of August 11, 2000, was 15,004,771.



QUARTERLY REPORT ON FORM 10-Q

HUNTWAY REFINING COMPANY

For the Quarter Ended June 30, 2000

INDEX



Part I.  Financial Information							                       Page
	Condensed Consolidated Balance Sheets as
  of June 30, 2000 and December 31, 1999                     	3

	Condensed Consolidated Statements of
  Operations for the Three  and Six Months
  Ended June 30, 2000 and 1999                               	4

	Condensed Consolidated Statements of Cash
	  Flows for the Six Months Ended
	  June 30, 2000 and 1999	                                    5

	Condensed Consolidated Statement of
	 Capital for the Six Months
	 Ended June 30, 2000	                                        6

	Notes to Condensed Consolidated
	  Financial Statements	                                      7

	Management's Discussion and Analysis
	  of Results of Operations and
	  Financial Condition	                                       9

	Quantitative and Qualitative Disclosures
	   About Market Risk	                                        14


Part II.  Other Information	                                  15

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS

                                          June 30,             December 31,
	                                         2000                    1999
	                                         Unaudited	 		        Audited
CURRENT ASSETS:

        Cash and Cash Equivalents			      $2,612,000 			       $10,445,000
        Accounts Receivable - Net			      15,748,000 			         8,444,000
        Inventories			                    14,440,000 			         2,754,000
        Prepaid Expenses			                  958,000 			         1,309,000
              Total Current Assets			     33,758,000 			        22,952,000


PROPERTY - Net		                          66,260,000 		         64,398,000


OTHER ASSETS - Net		                       2,090,000 		          2,059,000


GOODWILL - Net			                          1,558,000 			         1,587,000


TOTAL ASSETS			                         $103,666,000 			       $90,996,000




CURRENT LIABILITIES:

        Accounts  Payable			             $16,425,000 			        $8,528,000
        Current Portion of Long-Term Debt		2,005,000 			         1,548,000
        Accrued Interest			                  507,000 			           608,000
        Other Accrued Liabilities			       1,257,000 			           975,000
                Total Current Liabilities	20,194,000 			        11,659,000


Long-Term Debt			                         36,418,000 			        34,905,000
Deferred Income Taxes and
			Other Long-Term Obligations			          3,565,000 			         2,783,000


CAPITAL:

 Preferred Stock (1,000,000 shares
  authorized, none issued)			                     - 			                 -

 Common Stock (75,000,000 shares
  authorized, 15,004,771 outstanding)			     150,000 			           150,000

 Additional Paid-In Capital			            34,818,000 			        34,698,000

 Retained Earnings			                      8,521,000 			         6,801,000

 Total Capital			                         43,489,000 			        41,649,000


TOTAL LIABILITIES AND CAPITAL			        $103,666,000 			       $90,996,000



HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			                       Three Months		Three Months		Six Months	Six Months
			                           Ended		       Ended		      Ended		    Ended
			                          June 30,		    June 30,		    June 30,		June 30,
			                           2000		         1999		        2000		    1999
			                        (Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
SALES			                  $46,240,000  $22,655,000   $70,093,000 $35,254,000

COSTS AND EXPENSES:
 Material and
  Processing Costs			      39,902,000 		18,736,000    61,575,000 	28,605,000
 Selling and
  Administration Expenses			1,446,000 		 1,256,000 	   2,677,000 		2,528,000
 Interest Expense			          867,000 		   841,000 		  1,691,000 	 1,697,000
 Depreciation and
  Amortization			             678,000 		   692,000 	   1,234,000 		1,259,000

Total Costs and Expenses			42,893,000 		21,525,000    67,177,000 	34,089,000

INCOME BEFORE INCOME TAXES		3,347,000 		 1,130,000 		  2,916,000 		1,165,000

Provision for Income Taxes		1,373,000 		   464,000 		  1,196,000 		  478,000

NET INCOME			              $1,974,000 		  $666,000 		 $1,720,000    $687,000


Net Income per Basic Share			   $0.13 		     $0.04 		      $0.11       $0.05

Net Income per Diluted Share			 $0.07 		     $0.03 	       $0.07 		    $0.04

Weighted Average Basic
 Common Shares Outstanding	15,004,771 	14,983,000	    15,004,771 	14,942,000

Weighted Average Diluted
 Common Shares Outstanding	30,937,000  31,377,000	    31,074,000 	16,938,000


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		                                     Six Months		        Six Months
		                                       Ended		              Ended
		                                      June 30,		           June 30,
		                                         2000		              1999
		                                    (Unaudited)		       (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income		                           $1,720,000 		          $687,000
    Adjustments to Reconcile
     Net Income to Net Cash
     Used by Operating Activities
     Interest Expense Paid by the
     Issuance of Notes		                  286,000 		           278,000
     Depreciation and Amortization		    1,234,000 		         1,259,000
     Deferred Income Taxes		              781,000 		           478,000

     Changes in Operating Assets
     and Liabilities:
     Increase in Accounts Receivable		 (7,304,000)		        (4,754,000)
     Increase in Inventories		        (11,488,000)		        (2,135,000)
     Decrease (Increase) in
      Prepaid Expenses		                  376,000 		        (1,445,000)
     Increase in Accounts Payable		     7,897,000 		         5,318,000
     Increase (Decrease) in
      Accrued Liabilities		               281,000 		        (1,070,000)

NET CASH USED BY OPERATING ACTIVITIES		(6,217,000)		        (1,384,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property		            (2,998,000)		        (5,242,000)
    Other Assets		                       (202,000)		          (605,000)

NET CASH USED BY INVESTING ACTIVITIES		(3,200,000)		        (5,847,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock		                 - 		           109,000
     Proceeds of Notes Payable		        2,500,000 		        13,390,000
     Repayment of Long-term Obligations		(916,000)      		 (13,379,000)

NET CASH PROVIDED BY
 FINANCING ACTIVITIES		                 1,584,000 		           120,000

NET DECREASE IN CASH		                 (7,833,000)		        (7,111,000)

CASH BALANCE - BEGINNING OF PERIOD		   10,445,000 		        10,910,000

CASH BALANCE - END OF PERIOD		         $2,612,000 		        $3,799,000

Supplemental Disclosures:
Interest Paid in Cash
 During the Period		                   $1,506,000 		        $1,555,000
Income Taxes Paid in Cash
 During the Period		                   $        - 		        $        -

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

                     	Common				     Additional				       Treasury
                      Shares		 Common		Paid In		Retained	   Stock		   Total
	                  Outstanding		Stock		Capital		Earnings		(at cost)  Capital

Balance at
 January 1, 2000	  15,004,771$158,000$34,699,000$6,801,000$(9,000)$41,649,000
Earned Portion of
 Option Awards					                      120,000 					                120,000
Net Income for the
 Six Months
 Ended June 30, 2000	  		  		  		                1,720,000          1,720,000

Balance at
 June 30, 2000	    15,004,771$158,000$34,819,000$8,521,000$(9,000)$43,489,000


HUNTWAY REFINING COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Companys annual report for the year ended December 31, 1999.

	Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first half of 2000 and 1999, the effect of LIFO was to decrease net income by approximately $1,139,000 and approximately $876,000, respectively. For the quarter ended June 30, 2000 and 1999 the effect of LIFO was to decrease net income by $379,000 and $720,000, respectively.

	Inventories at June 30, 2000 and December 31, 1999 were as follows:
		                                  2000		           1999
 Finished Products 		          $12,919,000 		    $2,264,000
 Crude Oil and Supplies 		       5,512,000 		     2,583,000
		                              18,431,000 		     4,847,000
 Less LIFO Reserve 		           (3,991,000)		    (2,093,000)

 Total 		                      $14,440,000 		    $2,754,000



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

3.  FINANCING ARRANGEMENTS
On April 12, 2000 the Company entered into a new $2,500,000 senior secured note with Boeing Capital Corporation. The note bears interest at 10.705% and is due over the next three years. $1,250,000 will be repaid ratably over the period with the remaining $1,250,000 paid at maturity. Along with the existing senior secured note, also with Boeing Capital Corporation, the new note is primarily collateralized by the Companys non-current assets.

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133, Accounting for
Derivative Instruments and Hedge Activities. SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 2000. We are currently evaluating the potential impact of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have evaluated our revenue recognition policies pursuant to the adoption of SAB 101, and we believe that such adoption will not have any impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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

Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Managements Discussion and Analysis of Results of Operations and Financial Condition (including, but not limited to, Outlook and Factors that Affect Future Results) in Huntways annual report on Form 10K for the year ended December 31, 1999. Such factors include without limitation the price and availability of crude oil, the demand for and price of liquid asphalt, the availability of adequate outlets for light-end products and government and private funding for road construction and repair as well as disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

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

Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than Huntway's other refined petroleum products) generally fluctuate with crude oil price levels. There has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices. As a result, management believes that increases or decreases in revenues are not a meaningful basis for comparing historical results of operations.


	Because of the foregoing, as well as other factors affecting the Companys operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

Three Months Ended June 30, 2000 Compared with the Three Months Ended June 30, 1999
	Second quarter 2000 net income was $1,974,000, or $.07 per share, versus 1999 second quarter net income of $666,000, or $.03 per share.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended June
30, 2000 as compared to the quarter ended June 30, 1999:

                                  Material &			Net Refining    Barrels
			                       Sales			Processing			Margin	         Sold
Three Months Ended
 June 30, 1999			   $22,655,000 	$18,736,000 		$3,919,000 		 1,082,000

Effect of changes
 in price			         14,435,000 		13,599,000 			  836,000
Effect of changes
 in volume			         9,150,000 			7,567,000 			1,583,000 		   437,000

Three Months Ended
 June 30, 2000			   $46,240,000  $39,902,000 		$6,338,000 		 1,519,000


Net refining margins improved by $2,419,000 or 62% in the second quarter of 2000 versus the second quarter of 1999. This was primarily the result of increased unit volume although an overall increase in selling prices in excess of rising crude and material costs (net of hedge benefits) also contributed. The increase in unit volume between periods was primarily due to increased production levels achieved as a result of the expansion and modernization of the Benicia refinery in the second quarter of 1999 as well as the completion of a new 155,000 barrel asphalt storage tank at Benicia in April of 2000. However, sales volumes in the second quarter of 1999 were adversely impacted by the construction related shutdown of the Benicia refinery and fell 57,000 barrels short of the level achieved in the second quarter of 1998. Management believes that the new tank along with improvements made to the refinery in 1999 should enable the Company to increase sales volume in all of 2000 by up to 10% over the level achieved in 1999.
	Overall product prices increased by 44% due to increased crude oil costs. Asphalt prices rose between quarters by 38% due to the phase in of price increases announced in the face of rising crude oil prices. Intermediate refinery feedstock prices rose 60% also in response to increasing crude oil prices as well as supply uncertainties caused by a perception of gasoline and diesel fuel shortages due to reported declines in inventories in the western United States (PADD 5), and a series of refinery production shortfalls due to equipment problems in Huntways market area.
	Material and processing costs increased by $8.95 per barrel or 52% as the cost of Huntways crude oil purchases increased from $12.92 a barrel in the second quarter of 1999 to $23.42 a barrel in the second quarter of 2000, net of hedge benefits of $1.11 per barrel in the second quarter of 2000 versus no hedge benefit or decrement in the comparable quarter of 1999. This increase in crude oil costs was the result of a slow down in production by certain producing nations and an increase in world wide demand and uncertainty about world production levels.
	Selling, general and administrative costs increased by $190,000 as compared to the second quarter of 1999, primarily as a result of performance related incentive plan accruals of $159,000. No such accruals were made in the second quarter of 1999.
	Net interest expense increased in the quarter by a nominal $26,000 due to the addition of $2,500,000 of new term debt in April, 2000.
Proceeds from the borrowing were used to fund a new 155,000 barrel asphalt tank and related equipment at the Benicia refinery.
	Depreciation and amortization declined in the quarter by $14,000 despite the increase in depreciable property between quarters (primarily the Benicia modernization) due to increased production levels.

Six Months Ended June 30, 2000 Compared with the Six Months Ended June
30, 1999
	First half 2000 net income was $1,720,000, or $.07 per share, versus 1999 first half net income of $687,000, or $.04 per share.

	The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the six months ended
June 30, 2000 as compared to the six months ended June 30, 1999:

                                      Material &			Net Refining  Barrels
			                           Sales			Processing			Margin	        Sold
Six Months Ended
 June 30, 1999			       $35,254,000  $28,605,000 		$6,649,000 		1,895,000

Effect of changes
 in price			             26,709,000 		26,373,000 			  336,000

Effect of changes
 in volume			             8,130,000    6,597,000 			1,533,000 		  437,000

Six Months Ended
 June 30, 2000			       $70,093,000 	$61,575,000 		$8,518,000 		2,332,000


The improvement in net refining margin of $1,869,000 or 28% in the first half of 2000 versus the first half of 1999 was largely the result of increased unit volume which grew by 437,000 barrels or 23% between periods. Increased material and processing costs, net of hedge benefits, were somewhat more than offset by increases in overall selling prices which also contributed to the increase.
	Overall, product prices increased by 62% to $30.07 per barrel for the second half of 2000 versus $18.60 for the comparable period of 1999.
Asphalt prices rose between periods by 38% as price increases necessitated by the impact of higher crude oil prices continued to phase in.
Intermediate refinery feedstock prices rose 96% also in response to increasing crude oil prices.
In addition, a perception of gasoline and diesel fuel shortages due to reported declines in inventories in the western United States (PADD 5), shortages of heating oil in New England and a series of refinery production shortfalls due to equipment problems both in Huntways market area and in the rest of the country were also significant factors in the increase in intermediate refinery feed stock prices.
	Material and processing costs increased by $11.31 per barrel or 75% as the cost of Huntways crude oil purchases increased from $11.01 a barrel in the first half of 1999 to $23.13 a barrel in the first half of 2000, net of hedge benefits of $1.24 per barrel in the first half of 2000 versus a hedge decrement of $.16 per barrel in the comparable period of 1999. This increase in crude oil costs was the result of a slow down in production by certain producing nations and an increase in world wide demand and uncertainty about world production levels.
	Selling, general and administrative costs increased between periods by $149,000 as a result of incentive plan accruals of $159,000. No such accruals were recorded in the first half of 1999.
	Net interest expense was flat between periods declining by a nominal $6,000 due to lower average debt levels.
	Depreciation and amortization declined between periods by $25,000 despite the increase in depreciable property between periods (primarily the Benicia modernization) due to increased production levels.

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

	In the first half of 2000, operating activities used $6,217,000 in cash. The periods net income of $1,720,000 along with depreciation and amortization of $1,234,000, deferred income taxes of $781,000 and by the payment of interest by the issuance of notes of $286,000 provided $4,021,000 in cash. Additionally, increases in accounts payable due to higher crude costs contributed $7,897,000 and changes in prepaid expenses and accrued liabilities contributed another $657,000 in cash. However, the necessity to fund increases in accounts receivable and inventories of $7,304,000 and $11,488,000 respectively required cash of $18,792,000. This large increase in inventories and accounts receivable was necessitated by increases in crude oil prices as well as increased production and storage capacity in Benicia.

In comparison, in the first half of 1999, operating activities used $1,384,000 in cash. The periods net income of $687,000 along with depreciation and amortization of $1,259,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $478,000 provided $2,702,000 in cash. Additionally, an increase in accounts payable provided $5,318,000. Offsetting these sources of cash were seasonal increases in accounts receivable and inventories of $4,754,000 and $2,135,000, respectively. Additionally, other accrued liabilities decreased, requiring cash of $1,070,000, primarily for payment of incentive plan awards and prepaid expenses consumed $1,445,000, primarily for turnaround costs associated with the Benicia and Wilmington refineries as well as the renewal of insurance coverage.

During the first half of 2000, investing activities consumed
$3,200,000 in cash. Additions to property, primarily for a new 155,000 barrel asphalt tank and waste water system at the Benicia refinery, required cash of $2,998,000, while additions to other assets, primarily loan costs, used $202,000 in cash. During the first half of 1999, investing activities consumed $5,847,000 in cash. Additions to property, primarily construction in progress for modernization of the Benicia refinery, required $5,242,000 in cash while additions to other assets, primarily loan costs used cash of $605,000.
Financing activities provided $1,584,000 in cash in the first half of 2000 resulting from the funding of a new $2,500,000 term loan used for the construction of the new 155,000 barrel asphalt tank and related equipment at Benicia offset by monthly principal payments on long-term debt. In contrast, financing activities provided $120,000 in cash during the first half of 1999 as new borrowings and repayments offset each other.
The Company believes that its credit facilities are sufficient to guarantee requirements for crude oil purchases, collateralization of other obligations and for hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that this facility will be adequate in the future. If crude oil prices increased beyond the level of the Company's ability to extend letters of credit, it may be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability. In the opinion of management, cash on hand, together with anticipated future cash flows and availability under its credit facility, will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

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

Item 2.  Changes in Securities

	Not applicable.

Item 3.  Defaults Upon Senior Securities

	None.

Item 4.  Submission of Matters to a Vote of Security Holders

	At the annual meeting of shareholders on May 10, 2000, the following
proposal was voted 	upon:

Election of Directors for a three year term expiring in 2003

                          	  Votes 		  Votes
Nominees for Director 		 		  Cast For		Withheld

Brian Hogan						          13,907,324		   92,923
J.C. McFarland        					12,487,624		1,512,623

The directors whose terms expire in 2002 are:

Harris Kaplan
Dick Spencer

The director whose term expires in 2001 are:

Juan Forster
Warren Nelson

Item 5.  Other Information

     		None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Employment agreement made as of March 1, 2000 by and
      between Huntway Refining Company, a Delaware corporation and Warren J. Nelson.

10.2	Change in control agreement made as of July 6, 2000 by and
     between Huntway Refining Company, a Delaware corporation and the officers of the company.


		(b) Reports on Form 8-K

			None




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2000.


HUNTWAY REFINING COMPANY

(Registrant)


	By:
 Earl G. Fleisher
 Chief Financial Officer
	(Principal Accounting Officer)


Exhibit 10.1
EMPLOYMENT AGREEMENT


AGREEMENT made as of March 1,
2000 by and between Huntway Refining Company, a Delaware corporation (the "Company"), and Warren J. Nelson ("Executive").

In consideration of the mutual
covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

 1. 				Employment.  The
Company shall continue to employ Executive, and Executive accepts continued employment with the Company, upon the terms and conditions set forth in this Agreement for the period beginning on the date hereof and ending as provided in Section 4 hereof (the "Employment Period").

2. 		Position and Duties.
(a) 		During the Employment Period,
Executive shall serve as the principal executive officer of the Company, and shall have the normal duties, responsibilities and authority of an executive serving in such position, subject to the power of the Board of Directors of the Company (the "Board") to expand or limit such duties, responsibilities and authority, either generally or in specific instances. Executive shall have the title President and Chief Executive Officer of the Company. During the Employment Period, Executive shall also serve as a director of the Company for so long as the Board causes him to be nominated to such position and he is elected thereto and as a director and/or principal executive officer of any affiliate of the Company designated by the Board for so long as the Board causes him to be elected to such position.
(b) 		Executive shall report directly to the Board.
(c)	During the Employment
Period, Executive shall devote his best efforts and his full business time and attention (except for permitted vacation periods, reasonable periods of illness or other incapacity, reasonable participation in charitable and civic endeavors and reasonable attention to management of his personal investments and business interests) to the business and affairs of the Company, its subsidiaries and affiliates. Executive shall perform his duties and responsibilities to the best of his abilities in a diligent, trustworthy, businesslike and efficient manner.

3. 		Salary and Benefits.
(a) 		The Company agrees to pay
Executive a salary during the Employment Period in bi-weekly installments.
(b) 		Executive's initial salary shall
be $250,000 per annum (as such amount may from time to time be increased pursuant to clause (c) below, "Executive's Reference Salary").
(c) 		Executive's salary may be increased by the Board from time to time.
(d) 		The Board may, in its sole discretion, award (i) a bonus to Executive for any fiscal year occurring in
whole or in part during the Employment Period and/or (ii) stock options or other stock incentives to Executive.
(e) 		The Company shall reimburse
Executive for all reasonable expenses incurred by him in the course of performing his duties under this Agreement which are consistent with its policies in effect from time to time with respect to travel, entertainment and other business expenses, subject to the Company's requirements with respect to reporting and documentation of such expenses.
(f) In addition to the salary and any
bonus(es) and/or stock incentives payable to Executive pursuant to this
Section 3, Executive shall be entitled during the Employment Period to health, welfare and other benefits under Company benefit plans, policies and arrangements (including without limitation medical, dental, vision, life insurance, disability, 401(k)/profit sharing, pension plan and car allowance, but excluding change of control plans, policies and arrangements) at least substantially equivalent in the aggregate to those enjoyed by Executive as of the date hereof, except for and excluding any reduction in such benefits which is generally applied to the other senior executives of the Company (the "Standard Executive Benefits Package").

4. 		Employment Period.
(a) 		Except as hereinafter provided,
the Employment Period shall continue until, and shall end upon, the third anniversary of the date hereof.

(b) 		On each anniversary of the date
hereof which precedes Executive's sixty-fifth birthday by more than two years, unless the Employment Period shall have ended early pursuant to (c) below or either party shall have given the other party written notice prior to such anniversary that the extension provision in this sentence shall no longer apply, the Employment Period shall be extended for an additional year (unless Executive's sixty-fifth birthday occurs during such additional year, in which event the Employment Period shall be extended only until such birthday). In no event shall the Employment Period be extended beyond Executive's sixty-fifth birthday except by mutual written agreement of the Company and Executive.
(c) 		Notwithstanding (a) and (b)
above, the Employment Period shall end early upon the first to occur of any of the following events: (i) Executive's death; (ii) Executive's retirement upon or after reaching age 65 ("Retirement"); (iii) the Company's termination of Executive's employment on account of Executive's having become unable (as determined by the Board in good faith) to regularly perform his duties hereunder by reason of illness or incapacity for a period of more than 6 consecutive months ("Termination for Disability");
(iv) the Company's termination of Executive's employment for Cause ("Termination for Cause"); (v) the Company's termination of Executive's employment other than a Termination for Disability or a Termination for Cause ("Termination without Cause"); (vi) Executive's termination of Executive's employment for Good Reason, by means of advance written notice to the Company at least 15 days prior to the effective date of such termination identifying such termination as a Termination by Executive for Good Reason ("Termination by Executive for Good Reason") (it being expressly understood that Executive's giving notice that the extension provision in the first sentence of Section 4(b) hereof shall no longer apply shall not constitute a "Termination by Executive for Good Reason"); or (vii) Executive's termination of Executive's employment for any reason other than Good Reason, by means of advance written notice to the Company at least 120 days prior to the effective date of such termination identifying such termination as a Termination by Executive with Advance Notice ("Termination by Executive with Advance Notice") (it being expressly understood that Executive's giving notice that the extension provision in the first sentence of Section 4(b) hereof shall no longer apply shall not constitute a "Termination by Executive with Advance Notice").
(d) 		For purposes of this Agreement,
"Cause" shall mean: (i) the commission by Executive of a felony or a crime involving moral turpitude; (ii) the commission by Executive of a fraud;
(iii) the commission by Executive of any act involving dishonesty or disloyalty with respect to the Company or any of its subsidiaries or affiliates; (iv) conduct by Executive tending to bring the Company or any of its subsid-iaries or affiliates into substantial public disgrace or disrepute; (v) gross negligence or willful misconduct by Executive with respect to the Company or any of its subsidiaries or affiliates; (vi) repudiation of this Agreement by Executive or Executive's abandonment of his employment with the Company (it being expressly understood that neither Executives giving notice that the extension provision in the first sentence of Section 4(b) hereof shall no longer apply nor a Termination by Executive for Good Reason nor a Termination by Executive with Advance Notice shall constitute such a repudiation or abandonment); or (vii) any other breach by Executive of this Agreement which is material and which is not cured within 30 days after written notice thereof to Executive from the Company.
(e)	Good Reason means: (i) a
reduction by the Company in Executive's salary to an amount less than Executive's Reference Salary or a reduction by the Company in Executive's target bonus for any period to an amount less than the Target Bonus for such period; (ii) assignment of Executive to duties materially inconsistent with Executive's authorities, duties, responsibilities and status as the principal executive officer of the Company; (iii) a material reduction or material adverse alteration in the nature or status of Executive's authorities, duties or responsibilities (excluding, however, in each case an isolated and inadvertent action not taken in bad faith which is remedied by the Company promptly upon receipt of notice thereof from Executive) from the greater of (x) those in effect on the date hereof and (y) those in effect at any time after the date hereof and prior to the end of the Employment Period, other than any such authorities, duties or responsibilities assigned at any time after the date hereof which are by their nature, or which are identified at the time of assignment, as being temporary or short-term; (iv) a change in the reporting requirements of Executive to other than the Board or if Executive is not elected or appointed as the, or is removed from the position of, President and Chief Executive Officer of the Company, excluding, however, an inadvertent failure to elect or appoint Executive as President and Chief Executive Officer which is remedied by the Company promptly upon discovery or receipt of notice thereof from Executive; (v) a material reduction in the aggregate Standard Executive Benefits Package from such in effect at the date hereof, other than any reduction in such benefits permitted under Section 3(f) hereof; (vi) upon or following a Change in Control (as defined in Section 6(d) hereof), but only in such event and thereafter, a material reduction in the aggregate Standard Executive Benefits Package from such in effect immediately prior to such Change in Control; (vii) the Company's requiring Executive to be based at a location which is 75 or more miles from the primary residence of Executive on the date hereof, unless Executive otherwise consents in writing (the Company and Executive hereby agree that the distance from the residence of Executive on the date hereof to the Wilmington, California facility of the Company is less than 75 miles); or
(viii) any breach by the Company of this Agreement, not covered by any of the foregoing provisions of this subsection (e), which is material and which is not cured within 30 days after written notice thereof to the Company from Executive.

(f)Target Bonus for any
period means at any time an amount equal to the greater of (i) one-half of the Executive's Reference Salary payable during such period and (ii) the target bonus for Executive for such period then most recently established by the Board or the compensation committee thereof.

5. 		Post-Employment Period Payments.
(a) 		If the Employment Period ends on
the date on which (without any extension thereof) it is then scheduled to end pursuant to Section 4 hereof, or if the Employment Period ends early pursuant to Section 4 hereof for any reason, Executive shall cease to have any rights to salary, bonus (if any), stock incentives (if any) or benefits other than: (i) any salary which has accrued but is unpaid as of the end of the Employment Period; (ii) any plan benefits which by their terms extend beyond termination of Executive's employment, but only to the extent provided in any benefit plan in which Executive has participated as an employee of the Company; and (iii) any other amounts and/or benefits to which Executive is entitled pursuant to the succeeding provisions of this
Section 5.

(b) 		If the Employment Period ends
pursuant to Section 4 hereof on Executive's sixty-fifth birthday, or on account of Executive's Retirement, the Company shall make no further payments to Executive except as contemplated in Section 5(a) (i) and (ii) above.
(c) 		If the Employment Period ends
early pursuant to Section 4 hereof on account of Termination for Cause, the Company shall pay Executive an amount equal to that which Executive would have received as salary (based on Executive's salary then in effect) had the Employment Period remained in effect until the later of the effective date of the Company's termination of Executive's employment or the date 30 days after the Company's notice to Executive of such termination.
(d) 	If the Employment Period ends
early pursuant to Section 4 hereof on account of a Termination without Cause or a Termination by Executive for Good Reason (in each case other than following a Change in Control, in which event Section 6 shall apply),
(i) the Company shall pay to Executive an amount equal to the sum of Executives Reference Salary plus the then Target Bonus for the fiscal year or other period in which the Employment Period ends, (ii) Executive shall be entitled to Continuation Benefits until the first anniversary of the end of the Employment Period and (iii) each option to purchase stock of the Company held by Executive which remains outstanding shall immediately vest in full and become exercisable and shall remain exercisable (with respect to the 2000 Option Agreement, subject to the second sentence of Section 2(c) of the 2000 Option Agreement and to Article 8 of the 1998 Plan, and with respect to any other present or future option to purchase stock of the Company held by Executive, subject to similar provisions contained in the respective option agreement and stock plan of the Company) until 60 days after the date on which (without any extension thereof) the Employment Period is then scheduled to end pursuant to Section 4 hereof, but in no event after the natural expiration date of such option. The amount described in clause (i) of the preceding sentence shall be paid in a lump sum within 15 business days after the end of the Employment Period, at the option of Executive either by wire transfer of immediately available funds (but only upon the written direction of Executive to the Company together
with proper wire transfer information) or by check.   2000 Option
Agreement means the Stock Option Agreement dated as of January 7, 2000 by and between Executive and the Company, as amended from time to time, which evidences the grant to Executive of an option to acquire 200,000 shares of the common stock of the Company. 1998 Plan means the 1998 Stock
Incentive Plan of the Company, as amended from time to time. Continuation Benefits means the following: (i) the Company shall pay on behalf of Executive the premium cost of any COBRA coverage that is required to be offered to Executive and is elected by Executive; (ii) Executive shall be entitled to continued participation at the expense of the Company in each benefit plan, policy and arrangement under the Standard Executive Benefits Package in effect from time to time (other than any plan, policy or arrangement providing benefits of a type included in any COBRA coverage required to be offered to Executive and other than any short-term disability plan) if such benefit may be provided to Executive after the end of the Employment Period under the terms of such plan, policy or arrangement and under applicable law; (iii) in respect of each benefit plan, policy and arrangement under the Standard Executive Benefits Package in effect from time to time (other than any plan, policy or arrangement providing benefits of a type included in any COBRA coverage required to be offered to Executive, any short-term disability plan, any 401(k) plan and/or any Section 125 plan), if such benefit cannot be provided to Executive after the end of the Employment Period under the terms of such plan, policy or arrangement or under applicable law, Executive shall be entitled to cash payments from the Company in lieu of such continued participation in amounts equal to the amount that would have been contributed or paid by the Company with respect to such participation immediately prior to the end of the Employment Period, with such payments being payable by the Company at the same times as contributions or premium payments would have been made by the Company had Executive continued to be employed by the Company; and (iv) with respect to any cash payment pursuant to clause (i), (ii) or (iii) above in lieu of any contribution made or premium paid for by the Company on behalf of Executive of a kind that was not taxable to Executive prior to the end of the Employment Period, Executive shall also be entitled to a tax gross up payment (in cash on or prior to the April 1 following the year in which such cash payment in lieu of contribution or premium was made to Executive or benefit provided to Executive) in an amount which fully compensates Executive for any and all Federal, state and local income taxes attributable to (x) such cash payment in lieu of contribution or premium and (y) any taxes which arise from the tax gross-up payment contemplated by clause (x) and any additional payment pursuant to this clause (y) (this tax gross-up right of Executive shall only be applicable to the cash payment representing any contribution made or premium paid and not to any actual benefits received by Executive under any plan, policy or arrangement); provided that with respect to any particular benefit under clause (i), (ii) or (iii), in the event that Executive becomes entitled to receive the same type of benefit with another employer, the Company shall thereupon cease to have any obligation to provide such type of benefit or to make any payment related to such type of benefit hereunder. "COBRA" means the requirements of Part 6 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974, as amended, and Section 4980B of the Internal Revenue Code of 1986, as amended (the Code).

(e)   If the Employment Period
ends early pursuant to Section 4 hereof on account of a Termination for Disability or death, the Company shall pay to Executive (i) amounts equal to the amounts Executive would have received as salary based on Executive's Reference Salary had the Employment Period remained in effect until the first anniversary of the end of the Employment Period and (ii) amounts equal to the then Target Bonus for each fiscal year or portion thereof ending prior to the first anniversary of the end of the Employment Period, in the case of any such portion of a fiscal year, pro rated based on the number of days in such portion compared to the number of days in such fiscal year prior to the first anniversary of the end of the Employment Period, in the case of each of (i) and (ii) above at the times such amounts would have been paid; provided that in the event Executive is entitled during the payment period contemplated by clause (i) of the immediately preceding sentence to any payments under any disability benefit plan or the like in which Executive has participated as an employee of the Company and for which the Company has paid the premiums or is responsible for paying the benefits, less such payments (that is, the salary payable pursuant to clause (i) above shall be reduced by any payments actually paid to Executive under any such plan). Notwithstanding the foregoing, in the event Executive's death causes the end of the Employment Period or in the event of Executives death during the payment period described above following a Termination for Disability, the Company shall not be obligated to pay any subsequent such amounts to Executive, but the Company shall instead pay such subsequent amounts to Executive's estate or such person or persons as Executive may designate in a written instrument signed by him and delivered to the Company prior to his death.

(f)	If the Employment Period
ends early pursuant to Section 4 hereof on account of a Termination by Executive with Advance Notice, the Company shall make no further payments to Executive except as contemplated in Section 5(a)(i) and (ii) above.

6. 		Change in Control.
(a) 		If the Employment Period ends
early pursuant to Section 4 hereof on account of the occurrence within 12 months after a Change in Control of a Termination without Cause or a Termination by Executive for Good Reason, then notwithstanding anything to the contrary in Section 5 and in lieu of any amounts and/or benefits to which Executive would otherwise be entitled under clause (iii) of Section 5(a), (i) the Company shall pay to Executive an amount equal to three times the sum of Executives Reference Salary and the then Target Bonus for the fiscal year or other period in which the Employment Period ends and (ii) Executive shall be entitled to Change in Control Continuation Benefits until the third anniversary of the end of the Employment Period; provided that the amount payable to Executive pursuant to clause (i) above shall not exceed the maximum amount that may be paid to Executive without causing such payment (taking into account all other payments and benefits to which Executive is entitled pursuant to this Agreement or otherwise) to be a parachute payment within the meaning of Section 280G(b)(2) of the Code.
The amount described in clause (i) above shall be paid in a lump sum within 15 business days after the Employment Period ends, at the option of Executive either by wire transfer of immediately available funds (but only upon the written direction of Executive to the Company together with proper wire transfer information) or by check. Nothing in this Section 6(a) shall affect the terms of any option to purchase stock of the Company held by Executive. Change in Control Continuation Benefits means the following:
(i) the Company shall pay the premium cost of COBRA coverage for Executive for all benefits subject to COBRA coverage that are in effect as of immediately prior to the Change in Control; (ii) Executive shall be entitled to continued participation at the expense of the Company in each benefit plan, policy and arrangement under the Standard Executive Benefits Package in effect immediately prior to the Change in Control (other than any plan, policy or arrangement providing benefits of a type included in any COBRA coverage required to be offered to Executive and other than any short-term disability plan) if such benefit may be provided to Executive after the end of the Employment Period under the terms of such plan, policy or arrangement and under applicable law; (iii) in respect of each benefit plan, policy and arrangement under the Standard Executive Benefits Package in effect immediately prior to the Change in Control (other than any plan, policy or arrangement providing benefits of a type included in any COBRA coverage required to be offered to Executive, any short-term disability plan, any 401(k) plan and/or any Section 125 plan), if such benefit cannot be provided to Executive after the end of the Employment Period under the terms of such plan, policy or arrangement or under applicable law, Executive shall be entitled to cash payments from the Company in lieu of such continuing participation in amounts equal to the amount that would have been contributed or paid by the Company with respect to such participation immediately prior to the Change in Control, with such payments being payable by the Company at the same times as contributions or premium payments would have been made by the Company had Executive continued to be employed by the Company; and (iv) with respect to any cash payment pursuant to clause (i), (ii) or (iii) above in lieu of any contribution made or premium paid for by the Company on behalf of Executive of a kind that was not taxable to Executive prior to the end of the Employment Period, Executive shall also be entitled to a tax gross up payment (in cash on or prior to the April 1 following the year in which such cash payment in lieu of contribution or premium was made to Executive or benefit provided to Executive) in an amount which fully compensates Executive for any and all Federal, state or local income taxes attributable to (x) such cash payment in lieu of contribution or premium and (y) any taxes which arise from the tax gross-up payment contemplated by clause (x) and any additional payment made pursuant to this clause (y) (this tax gross-up right of Executive shall only be applicable to the cash payment representing any contribution made or premium paid and not to any actual benefits received by Executive under any plan, policy or arrangement); provided that with respect to any particular benefit under clause (i), (ii) or (iii), in the event that Executive becomes entitled to receive the same type of benefit with another employer, the Company shall thereupon cease to have any obligation to provide such type of benefit or to make any payment related to such type of benefit hereunder.

(b) 		If the Employment Period ends
early pursuant to Section 4 hereof on account of a Termination without Cause after the occurrence of a Potential Change in Control but prior to the resulting Change in Control or on account of a Termination by Executive for Good Reason where the event or events giving rise thereto occur during such period (but in each case only if a Change in Control results from such Potential Change in Control), clause (a) of this Section 6 shall apply as if such Termination without Cause or Termination by Executive for Good Reason were described therein.

(c) 		"Potential Change in Control" of
the Company means: (i) the Company enters into a binding agreement with any person (as such term is defined in Section 13(d) or 14(d) of the 1934 Act) to effect a transaction the consummation of which would result in the occurrence of a Change in Control; (ii) any person (as such term is defined in Section 13(d) or 14(d) of the 1934 Act) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control; (iii) any person, other than (v) the Company, (w) a trustee or other fiduciary holding voting securities under one or more employee benefit plans of the Company, (x) an underwriter temporarily holding voting securities pursuant to an offering of such securities, (y) a corporation owned, directly or indirectly, by the security holders of the Company in substantially the same proportions as their ownership of voting securities of the Company or (z) one or more initial purchasers of the 9% Senior Subordinated Secured Convertible Notes due 2007 of the Company or Related Parties with respect thereto, or a group of which the same constitute a majority in interest, is or becomes the beneficial owner (within the meaning of Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of voting securities of the Company representing 45 percent or more of the combined voting power of the Company's then outstanding voting securities; or (iv) the Compensation Committee of the Board in good faith adopts a resolution to the effect that, for purposes of this Agreement, a Potential Change in Control of the Company has occurred.
1934 Act means the Securities Exchange Act of 1934, as amended. Related Party with respect to any initial purchaser of the 9% Senior Subordinated Secured Convertible Notes due 2007 of the Company means (x) any controlling stockholder, partner or member (or spouse of such stockholder, partner or member), 80% (or more) owned subsidiary, or spouse or immediate family member (in the case of any individual), of such initial purchaser or (y) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners, owners or persons beneficially holding an 80% or more controlling interest of which consist of such initial purchaser and/or such other persons referred to in the immediately preceding clause (x).
(d)  		"Change in Control" means the
occurrence of any of the following events: (i) when any person, entity or group (other than one or more initial purchasers of the 9% Senior Subordinated Secured Convertible Notes due 2007 of the Company or Related Parties with respect thereto, or a group of which the same constitute a majority in interest) becomes the beneficial owner (as defined in Rule 13d-3 under the 1934 Act) of more than 50 percent of the voting power of the voting capital stock of the Company; (ii) the sale, lease or transfer of all or substantially all of the assets of the Company to any person or group other than in a transaction that does not have the result set forth in clause (i); or (iii) when the individuals who constitute the Board on the date first above written (the Incumbent Directors) cease for any reason other than death to constitute at least a majority thereof; provided, however, that a director who was not a director on such date shall be deemed to have satisfied such requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually (because they were directors on such date) or by prior operation of this provision.

7. 		Inventions and Other Intellectual
Property. Executive agrees that all inventions, innovations, improvements, developments, methods, designs, analyses, drawings, reports, trademarks, slogans, product or other designs, advertising or marketing programs, and all similar or related information which relate to the Company's or any of its subsid-iaries' or affiliates' actual or anticipated business, research and development or existing or future products or services and which are (or were prior to the date of this Agreement) conceived, developed or made by Executive, whether alone or jointly with others, while employed by the Company or any such subsidiary or affiliate or any predecessor thereof ("Work Product") belong to the Company or such subsidiary or affiliate. Executive will promptly disclose such Work Product to the Board and perform all actions reasonably requested by the Board (whether during or after the Employment Period) to establish and confirm such ownership (including, without limitation, assignments, consents, powers of attorney and other instruments).

8. 		Limitation.  Section 7 of this
Agreement regarding the ownership of inventions and other intellectual property does not apply to the extent application thereof is prohibited by any law the benefits of which cannot be waived by Executive. Executive hereby waives the benefits of any such law to the maximum extent permitted by law.

9. 		Confidential  Information.
Executive acknowl-edges that the information, observations and data obtained by him while employed by the Company pursuant to this Agreement as well as those obtained by him while employed by the Company or any of its subsidiaries or affiliates or any predecessor thereof prior to the date of this Agreement, concerning the business or affairs of the Company or any of its subsidiaries or affiliates or any predecessor thereof (unless and except to the extent the foregoing become generally known to and available for use by the public other than as a result of Executive's acts or omissions to act, "Confidential Informa-tion") are the property of the Company or such subsidiary or affiliate. Therefore, Executive agrees that he shall not disclose any Confiden-tial Information without the prior written consent of the Compensation Committee of the Board (or an officer of the Company delegated such authority to so consent by the Compensation Committee of the Board in writing) unless and except to the extent that such disclosure is (i) made in the ordinary course of Executive's performance of his duties under this Agreement or (ii) required by any subpoena or other legal process (in which event Executive will give the Company prompt notice of such subpoena or other legal process in order to permit the Company to seek appropriate protective orders), and that he shall not use any Confidential Information for his own account without the prior written consent of the Compensation Committee of the Board (or an officer of the Company delegated such authority to so consent by the Compensation Committee of the Board in writing). Executive shall deliver to the Company at the termination of the Employment Period, or at any other time the Company may request, all memoran-da, notes, plans, records, reports, computer tapes and software and other documents and data (and copies thereof) relating to the Confiden-tial Information, the Work Product or the business of the Company or any of its subsidiaries or affiliates which he may then possess or have under his control.

10. 		Non-Compete, Non-Solicitation.
(a) 		Executive acknowledges that in
the course of his employment with the Company pursuant to this Agreement he will become familiar, and during the course of his employment by the Company or any of its subsidiaries or affiliates or any predecessor thereof prior to the date of this Agreement he has become familiar, with trade secrets and customer lists of and other confidential information concerning the Company and its subsidiaries and affiliates and predecessors thereof and that his services have been and will be of special, unique and extraordinary value to the Company.

(b) 		Executive agrees that during the
Employment Period and for one year thereafter he shall not in any manner, directly or indirectly, through any person, firm or corporation, alone or as a member of a partnership or as an officer, director, stockholder, investor or employee of or in any other corporation or enterprise or otherwise, engage or be engaged in, or assist any other person, firm, corporation or enterprise in engaging or being engaged in, any business conducted by the Company or any of its subsidiaries or affiliates at any time prior to the cessation of the Employment Period, in any geographic area in which the Company or any of its subsidiaries or affiliates conducted such business at any time prior to the cessation of the Employment Period (whether through manufacturing or production, calling on customers or prospective customers or otherwise).
(c) 		Executive further agrees that
during the Employment Period and for one year thereafter he shall not in any manner, directly or indirectly, solicit any full time employee of the Company or of any of its subsidiaries or affiliates to quit or abandon his employ, or any customer of the Company or of any of its subsidiaries or affiliates to quit or abandon its relationship, for any purpose whatsoever.
(d) Nothing in this Section 10 shall
prohibit Executive from being: (i) a stockholder in a mutual fund or a diversified investment company or (ii) a passive owner of not more than 2 percent of the outstanding stock of any class of a corporation which is publicly traded, so long as Executive has no active participation in the business of such corporation.

(e) 		The restrictions on Executive
pursuant to this Section 10 shall be of no force or effect if the Employment Period ends early pursuant to Section 4 on account of a Termination without Cause or a Termination by Executive for Good Reason.

(f) 		If, at the time of enforcement of
this Section, a court holds that the restrictions stated herein are unreasonable under circumstances then existing, the parties hereto agree that the maximum period, scope or geographical area reasonable under such circumstances shall be substituted for the stated period, scope or area and that the court shall be allowed to revise the restrictions contained herein to cover the maximum period, scope and area permitted by law.

11. 		Enforcement.  Because Executive's
services are unique and because Executive has access to Confidential Information and Work Product, the parties hereto agree that the Company would be damaged irreparably in the event any of the provisions of Section 7, 9 or 10 hereof were not performed in accordance with their specific terms or were otherwise breached and that money damages would be an inadequate remedy for any such non-performance or breach. Therefore, the Company or its successors or assigns shall be entitled, in addition to other rights and remedies existing in their favor, to an injunction or injunctions to prevent any breach or threatened breach of any of such provisions and to enforce such provisions specifically (without posting a bond or other security).

12. 		Executive Representations.
Executive repre-sents and warrants to the Company that (i) the execution, delivery and performance of this Agreement by Executive does not and will not conflict with, breach, violate or cause a default under any contract, agreement, instrument, order, judgment or decree to which Executive is a party or by which he is bound, (ii) Executive is not a party to or bound by any employment agreement, noncompete agreement or confidentiality agreement with any other person or entity other than the Company and (iii) upon the execution and delivery of this Agreement by the Company, this Agreement shall be the valid and binding obligation of Executive, enforceable in accordance with its terms.

13. 		Early Vesting of January 7, 2000
Options. The Compensation Committee of the Board shall consider in good faith on or prior to December 31, 2000 accelerating the vesting of all then unvested options under the 2000 Option Agreement to January 1, 2001 (from January 1, 2002) based on the subjective view of such Committee of the performance of Executive in the year 2000. Executive shall be given a reasonable opportunity to present to such Committee either an oral or written (in the discretion of Executive) summary of his year 2000 performance in connection with such determination. Such Committee shall notify Executive of its determination pursuant to this Section on or prior to December 31, 2000.

14. 		Survival.  Sections 7, 9  and 10
hereof shall survive and continue in full force in accordance with their terms notwithstand-ing any termination of the Employment Period.

15. 		Notices. All notices, requests,
demands, claims and other communications hereunder shall be in writing. Any notice, request, demand, claim or other communication hereunder shall be deemed duly given if (and then one business day after) it is sent by overnight courier via a national courier service and addressed to the intended recipient as set forth below:

16. 		Notices to Executive:

17. 		Warren J. Nelson
    		11371 Glenside Lane
    		Camarillo, CA 93012-8822

      Notices to the Company:

    		Huntway Refining Company
		    25129 The Old Road
		    Suite 322
      Newhall, California 91381
    		Attention: Secretary

    		with a copy to:

The Chairperson of the Compensation Committee of the Board at his or her last known address for purposes of notices of Board meetings.

Any party may send any notice, request, demand, claim or other communication hereunder to the intended recipient at the address set forth above using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail or electronic mail), but no such notice, request, demand, claim or other communication shall be deemed to have been duly given unless and until it actually is received by the intended recipient. Any party may change the address to which notices, requests, demands, claims and other communications hereunder are to be delivered by giving the other party notice in the manner herein set forth.

1. 		Severability.  Whenever possible,
each provision of this Agreement shall be interpreted in such manner as to be effec-tive and valid under applicable law, but if any provision of this Agreement is held to be invalid, illegal or unenforceable in any respect under any applicable law or rule in any jurisdiction, such invalidity, illegality or unenforceability shall not affect any other provision or any other jurisdiction, but this Agreement shall be reformed, construed and enforced in such jurisdiction as if such invalid, illegal or unenforceable provision had never been contained herein.

2. 		Complete Agreement.  This
Agreement embodies the complete agreement and understanding between the parties with respect to the subject matter hereof and effective as of its date supersedes and preempts any prior understandings, agreements or representations by or between the parties, written or oral, which may have related to the subject matter hereof in any way; provided that, except as expressly set forth in this Agreement, nothing in this Agreement affects any option to purchase stock of the Company held by Executive that is outstanding on the date hereof.

3. 		Counterparts.  This Agreement may
be executed in separate counterparts, each of which shall be deemed to be an original and both of which taken together shall constitute one and the same agreement.

4. 		Successors and Assigns.  This
Agreement shall bind and inure to the benefit of and be enforceable by Execu-tive, the Company and their respective heirs, executors, personal representatives, successors and assigns, except that neither party may assign any of his or its rights or delegate any of his or its obligations hereunder without the prior written consent of the other party. Executive hereby consents to the assignment by the Company of all of its rights and obligations hereunder to any successor to the Company by merger or consolidation or purchase of all or substantially all of the Company's assets; in each case provided such transferee or successor assumes the liabilities of the Company hereunder.

5. 		Choice of Law.  This Agreement
shall be governed by the internal law, and not the laws of conflicts, of the State of California.

6. 		Amendment and Waiver.  The
provisions of this Agreement may be amended or waived only with the prior written consent of the Company (with the prior approval of the Compensation Committee of the Board) and Executive, and no course of conduct or failure or delay in enforcing the provisions of this Agreement shall affect the validity, binding effect or enforceability of this Agreement.

7. 		IN WITNESS WHEREOF, the parties
hereto have executed this Employment Agreement as of the date first written above.



	HUNTWAY REFINING COMPANY  							WARREN J. NELSON









Exhibit 10.2
Huntway Refining Company
Change of Control Policy

July 6, 2000

Participants

Each employee of Huntway Refining Company (the Company) designated a participant hereunder by resolution of the board of directors of the Company from time to time shall be a Participant under this Policy.

Benefits for Participants

If within 12 months following a Change in Control there occurs with respect to any individual who was a Participant immediately prior to the time of the Change in Control either a Termination without Cause or a Termination for Good Reason, such individual shall be entitled to both of the following:
  		A payment from the Company in an
amount equal to the sum of the Reference Salary and the Target Bonus of such individual. This amount shall be paid in a lump sum within 15 business days after such Termination without Cause or Termination for Good Reason, either by wire transfer of immediately available funds (but only upon the written direction of such individual to the Company together with proper wire transfer information) or by check, at the option of the individual.

 	During the period of 12 months following such Termination without Cause or Termination for Good Reason, the Company shall (i) pay on behalf of such individual the premium cost of any COBRA coverage that is required to be offered to such individual and is elected by such individual, (ii) if permitted under the terms of the group term life insurance policy of the Company in effect from time to time, if any, continue to pay on behalf of such individual the premium cost of group term life insurance thereunder in a face amount equal to the face amount of group term life insurance provided to such individual at the expense of the Company, if any, immediately prior to the Change in Control and (iii) continue to reimburse such individual for the premium cost of individual term life insurance acquired and held directly by such individual in a face amount equal to the face amount of individual term life insurance for which the Company reimbursed such individual, if any, immediately prior to the Change in Control; provided that the Company shall have no obligation to make any payment or reimbursement contemplated by clause (ii) or (iii) above to the extent that such payment or reimbursement would exceed the corresponding premium being paid or reimbursement being made by the Company immediately prior to the Change in Control; and provided further that the obligation of the Company to pay the premium cost of COBRA coverage, or to pay or reimburse any term life insurance premium, shall cease immediately if and when such individual becomes entitled to receive health care or medical benefits, or life insurance benefits, respectively, as a result of the employment of such individual at any time during such period.

Modifications and Amendments of Policy; Rights of Participants

The board of directors of the Company may at any time or from time to time, and for any reason, modify or amend this Policy in any manner without any notice; provided however, that no such modification or amendment shall deprive an individual who is a Participant at the time thereof of any right or interest of such Participant hereunder, except upon the prior written consent of such Participant. This Policy shall be deemed to provide to each Participant a contract right to the benefits hereunder, as though the Company had entered into a change in control agreement with such Participant on the terms and conditions contained herein. However, nothing in this Policy shall interfere with or limit in any way the right of the Company to terminate the employment of a Participant at any time, with or without Cause, nor confer upon a Participant any right to continue in the employ of the Company for any period of time or to continue his or her present or any other rate of compensation.

Definitions

1934 Act means the Securities Exchange Act of 1934, as amended.

"Cause" means the following: (i) the Participants commission of a felony or a crime involving moral turpitude; (ii) the Participants commission of a fraud; (iii) the Participants commission of any act involving dishonesty or disloyalty with respect to the Company or any of its subsidiaries or affiliates; (iv) conduct by the Participant tending to bring the Company or any of its subsid-iaries or affiliates into substantial public disgrace or disrepute; (v) the Participants gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or affiliates; (vi) the Participants abandonment of employment with the Company; or (vii) any material failure by the Participant to perform his or her employment duties and responsibilities to the best of his or her ability and in a diligent, trustworthy, businesslike and efficient manner.

"Change in Control" means the occurrence of any of the following events:
(i) when any person, entity or group (other than one or more initial purchasers of the 9% Senior Subordinated Secured Convertible Notes due
2007 of the Company or Related Parties with respect thereto, or a group of which the same constitute a majority in interest) becomes the beneficial owner (as defined in Rule 13d-3 under the 1934 Act) of more than 50 percent of the voting power of the voting capital stock of the Company; (ii) the sale, lease or transfer of all or substantially all of the assets of the Company to any person or group other than in a transaction that does not have the result set forth in clause (i); or (iii) when the individuals who constitute the Board on the date first above noted (the Incumbent Directors) cease for any reason other than death to constitute at least a majority thereof; provided, however, that a director who was not a director on such date shall be deemed to have satisfied such requirement (and be an Incumbent Director) if such director was elected by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors either actually (because they were directors on such date) or by prior operation of this provision.

"COBRA" means the requirements of Part 6 of Subtitle B of Title I of the Employee Retirement Income Security Act of 1974, as amended, and Section 4980B of the Internal Revenue Code of 1986, as amended.

Good Reason" means the following: (i) a reduction by the Company in the salary of the Participant to an amount less than the Reference Salary of the Participant or a reduction by the Company in the target bonus of the Participant to an amount less than the Target Bonus of the Participant;
(ii) the assignment of the Participant to duties materially inconsistent with the authorities, duties, responsibilities and status of the Participant as of immediately prior to the time of the Change in Control, or a material reduction or material adverse alteration in the nature or status of the authorities, duties or responsibilities of the Participant from those in effect as of immediately prior to the time of the Change in Control; or (iii) the relocation by more than 75 miles of the facility of the Company out of which the Participant is based, unless the Participant otherwise consents thereto in writing.

Reference Salary means the Participants per annum salary as of immediately prior to the time of the Change in Control.

Related Party with respect to any initial purchaser of the 9% Senior Subordinated Secured Convertible Notes due 2007 of the Company means (x) any controlling stockholder, partner or member (or spouse of such stockholder, partner or member), 80% (or more) owned subsidiary, or spouse or immediate family member (in the case of any individual), of such initial purchaser or (y) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners, owners or persons beneficially holding an 80% or more controlling interest of which consist of such initial purchaser and/or such other persons referred to in the immediately preceding clause (x).

Target Bonus means an amount equal to the greater of (i) one-third of the Participants Reference Salary and (ii) the target bonus for the period during which the Change in Control occurs most recently established by the board of directors of the Company or the compensation committee thereof for the Participant as of the time of the Change in Control.

Termination for Disability means the termination by the Company of the Participants employment on account of the Participants having become unable (as determined by the board of directors of the Company in good faith) to regularly perform his or her normal employment duties to the Company by reason of illness or incapacity for a period of more than 6 consecutive months.

Termination for Good Reason means the termination of employment by the Participant for Good Reason, by means of advance written notice delivered to the Company, which notice shall specify in reasonable detail the circumstances giving rise to such Termination for Good Reason, at least 30 days prior to the effective date of such termination identifying such termination as a Termination for Good Reason; provided that the Company shall have the opportunity to remedy any circumstances giving rise to such Termination for Good Reason in the 15 day period following the delivery to the Company of such written notice, and no Termination for Good Reason or Good Reason shall be deemed to have occurred if such circumstances are in fact remedied by the Company within such 15 day period.

Termination without Cause means the termination by the Company of the Participants employment other than a Termination for Disability or a termination by the Company for Cause.
-1-


-10-




47