Form 10-Q
period 2000-09-30
HUNTWAY REFINING CO
filed 2000-11-14
CIK 1053811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 2000        Commission File Number 333-45093



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
                                              -----        -----

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of November 11, 2000, was 15,004,771.

                         QUARTERLY REPORT ON FORM 10-Q

                            HUNTWAY REFINING COMPANY

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000




                                     INDEX



Part I.  Financial Information                                         Page
                                                                       ----

     Condensed Consolidated Balance Sheets as
       of September 30, 2000 and December 31, 1999...................... 3

     Condensed Consolidated Statements of
       Operations for the Three and Nine Months
       Ended September 30, 2000 and 1999................................ 4

     Condensed Consolidated Statements of Cash
       Flows for the Nine Months Ended
       September 30, 2000 and 1999...................................... 5

     Condensed Consolidated Statement of
      Capital for the Nine Months
      Ended September 30, 2000.......................................... 6

     Notes to Condensed Consolidated
       Financial Statements............................................. 7

     Management's Discussion and Analysis
       of Results of Operations and
       Financial Condition.............................................. 9

     Quantitative and Qualitative Disclosures
        About Market Risk...............................................14


Part II.  Other Information.............................................15

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS


                                                September 30,       December 31,
                                                    2000                1999
                                                  Unaudited            Audited
                                                -------------       ------------
CURRENT ASSETS:
        Cash and Cash Equivalents               $   9,135,000       $ 10,445,000
        Accounts Receivable - Net                  17,445,000          8,444,000
        Inventories                                12,908,000          2,754,000
        Prepaid Expenses                            1,062,000          1,309,000
                                                -------------       ------------
              Total Current Assets                 40,550,000         22,952,000

PROPERTY - NET                                     66,055,000         64,398,000

OTHER ASSETS - NET                                  2,087,000          2,059,000

GOODWILL - NET                                      1,544,000          1,587,000
                                                -------------       ------------

TOTAL ASSETS                                    $ 110,236,000       $ 90,996,000
                                                =============       ============


CURRENT LIABILITIES:
        Accounts Payable                        $  17,247,000       $  8,528,000
        Current Portion of Long-Term Debt           2,054,000          1,548,000
        Accrued Interest                            1,104,000            608,000
        Other Accrued Liabilities                   2,976,000            975,000
                                                -------------       ------------
              Total Current Liabilities            23,381,000         11,659,000

Long-Term Debt                                     35,889,000         34,905,000
Deferred Income Taxes and
  Other Long-Term Obligations                       4,086,000          2,783,000

CAPITAL:
        Preferred Stock (1,000,000 shares
          authorized, none issued)                          -                  -
        Common Stock (75,000,000 shares
          authorized, 15,004,771 outstanding)         150,000            150,000
        Additional Paid-In Capital                 34,878,000         34,698,000
        Retained Earnings                          11,852,000          6,801,000
                                                -------------       ------------
              Total Capital                        46,880,000         41,649,000
                                                -------------       ------------

TOTAL LIABILITIES AND CAPITAL                   $ 110,236,000       $ 90,996,000
                                                =============       ============

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Months       Three Months      Nine Months         Nine Months
                                                                  Ended              Ended             Ended               Ended
                                                              September 30,      September 30,     September 30,       September 30,
                                                                   2000               1999             2000                1999
                                                               (Unaudited)        (Unaudited)       (Unaudited)         (Unaudited)
                                                              -------------      -------------    ---------------      -------------
SALES                                                          $67,217,000        $41,527,000      $ 137,310,000        $76,781,000
                                                               -----------        -----------      -------------        -----------

COSTS AND EXPENSES:
    Material and Processing Costs                               57,411,000         34,518,000        118,986,000         63,123,000
    Selling and Administration Expenses                          2,464,000          1,901,000          5,141,000          4,429,000
    Interest Expense                                               904,000            879,000          2,595,000          2,576,000
    Depreciation and Amortization                                  793,000            721,000          2,027,000          1,980,000
                                                               -----------        -----------      -------------        -----------

Total Costs and Expenses                                        61,572,000         38,019,000        128,749,000         72,108,000
                                                               -----------        -----------      -------------        -----------

INCOME BEFORE INCOME TAXES                                       5,645,000          3,508,000          8,561,000          4,673,000
                                                               -----------        -----------      -------------        -----------

Provision for Income Taxes                                       2,314,000          1,438,000          3,510,000          1,916,000
                                                               -----------        -----------      -------------        -----------

NET INCOME                                                     $ 3,331,000        $ 2,070,000      $   5,051,000        $ 2,757,000
                                                               ===========        ===========      =============        ===========


Net Income per Basic Share                                     $      0.22        $      0.14      $        0.34        $      0.18
                                                               ===========        ===========      =============        ===========

Net Income per Diluted Share                                   $      0.12        $      0.08      $        0.19        $      0.12
                                                               ===========        ===========      =============        ===========

Weighted Average Basic
  Common Shares Outstanding                                     15,005,000         14,995,000         15,005,000         14,960,000
                                                               ===========        ===========      =============        ===========

Weighted Average Diluted
  Common Shares Outstanding                                     30,784,000         31,419,000         31,019,000         31,399,000
                                                               ===========        ===========      =============        ===========


HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months          Nine Months
                                                                               Ended                Ended
                                                                           September 30,        September 30,
                                                                                2000                1999
                                                                            (Unaudited)          (Unaudited)
                                                                           ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                 $  5,051,000         $   2,757,000
    Adjustments to Reconcile Net Income
       to Net Cash Provided by Operating Activities
          Interest Expense Paid by the Issuance of Notes                        285,000               278,000
          Depreciation and Amortization                                       2,027,000             1,980,000
          Deferred Income Taxes                                               1,303,000             1,250,000
          Changes in Operating Assets and Liabilities:
              Increase in Accounts Receivable                                (9,001,000)           (7,938,000)
              Increase in Inventories                                       (10,008,000)           (1,552,000)
              Decrease (Increase) in Prepaid Expenses                           274,000            (1,214,000)
              Increase in Accounts Payable                                    8,719,000            11,068,000
              Increase in Accrued Liabilities                                 2,597,000               825,000
                                                                           ------------         -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,247,000             7,454,000
                                                                           ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property                                                    (3,370,000)           (5,894,000)
    Other Assets                                                               (290,000)             (880,000)
                                                                           ------------         -------------

NET CASH USED BY INVESTING ACTIVITIES                                        (3,660,000)           (6,774,000)
                                                                           ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                                         -               116,000
     Proceeds of Notes Payable                                                2,500,000            13,390,000
     Repayment of Long-Term Obligations                                      (1,397,000)          (13,732,000)
                                                                           ------------         -------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              1,103,000              (226,000)
                                                                           ------------         -------------

NET INCREASE (DECREASE) IN CASH                                              (1,310,000)              454,000

CASH BALANCE - BEGINNING OF PERIOD                                           10,445,000            10,910,000
                                                                           ------------         -------------

CASH BALANCE - END OF PERIOD                                               $  9,135,000         $  11,364,000
                                                                           ============         =============

Supplemental Disclosures:
Interest Paid in Cash During the Period                                    $  1,814,000         $   1,850,000
                                                                           ============         =============
Income Taxes Paid in Cash During the Period                                $  1,100,000         $     165,000
                                                                           ============         =============

        \

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL


                                         Common                      Additional                       Treasury
                                         Shares         Common        Paid In           Retained        Stock           Total
                                       Outstanding      Stock         Capital           Earnings      (at cost)        Capital
                                     ---------------------------------------------------------------------------------------------
Balance at January 1, 2000              15,004,771    $ 158,000     $ 34,699,000      $  6,801,000    $ (9,000)      $ 41,649,000
Earned Portion of Option Awards                                          180,000                                          180,000
Net Income for the Nine Months
    Ended September 30, 2000                                                             5,051,000                      5,051,000
                                        ----------    ---------     ------------      ------------    --------       ------------
Balance at September 30, 2000           15,004,771    $ 158,000     $ 34,879,000      $ 11,852,000    $ (9,000)      $ 46,880,000
                                        ==========    =========     ============      ============    ========       ============



    HUNTWAY REFINING COMPANY AND SUBSIDIARY

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 1999.

         Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO), which is not in excess of market. For the nine months of 2000 and 1999, the effect of LIFO was to decrease net income by approximately $1,938,000 and approximately $1,847,000, respectively. For the quarter ended September 30, 2000 and 1999 the effect of LIFO was to decrease net income by $818,000 and $985,000, respectively.

         Inventories at September 30, 2000 and December 31, 1999 were as follows:

                                  2000                1999
                               ------------       -----------

 Finished Products             $ 11,711,000       $ 2,264,000
 Crude Oil and Supplies           6,574,000         2,583,000
                               ------------       -----------
                                 18,285,000         4,847,000
 Less LIFO Reserve               (5,377,000)       (2,093,000)
                               ------------       -----------
 Total                         $ 12,908,000       $ 2,754,000
                               ============       ===========



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

    3.  FINANCING ARRANGEMENTS

        On April 12, 2000 the Company entered into a new $2,500,000 senior secured note with Boeing Capital Corporation. The note bears interest at 10.705% and is due over the next three years. $1,250,000 will be repaid ratably over the period with the remaining $1,250,000 paid at maturity. Along with the existing senior secured note, also with Boeing Capital Corporation, the new note is primarily collateralized by the Company's non-current assets.

        On August 2, 2000 the Company amended its existing revolving credit facility with Bank of America, N.A. The facility was increased from $20,000,000 to $30,000,000 during May through November and to $25,000,000 during December through April. Up to $10,000,000 of the facility, which is collateralized by the Company's current assets and is subject to a borrowing base limitation, may be borrowed for working capital purposes but it is used primarily for the issuance of standby letters of credit supporting the purchase of crude oil. The facility was also extended through June 1, 2002.

    4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedge Activities." SFAS No. 133 establishes the accounting and reporting standard for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for financial statements for periods beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify certain areas causing difficulties in implementation, including expanding the normal purchase and sale exemption for supply contracts. We are in the process of implementing a SFAS 133 compliant risk management valuation and information system and educating both financial and non-financial personnel about SFAS 133 related issues. We are currently evaluating the impact SFAS 133 will have on our consolidated financial statements at the date of implementation, but due to the type and limited number of derivative instruments we enter into, we are unable to definitively determine what impact it will have on any future income statement or balance sheet. However, on an ongoing basis, it is likely that SFAS 133 will generate some additional volatility in the Company's earnings, due to the accounting treatment for options under SFAS 133, which are used by the Company to hedge oil price risk. This statement should have no impact on consolidated cash flows.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101), which provides additional guidance in applying generally accepted accounting principles to revenue recognition in the financial statements. We have evaluated our revenue recognition policies pursuant to the adoption of SAB 101, and we believe that such adoption will not have any impact.

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

    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we intend that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, such statements regarding future events and our plans, goals and objectives. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect", "looks", "probably", "should" or similar statements. Our actual results or events may differ materially from such statements.

    Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition (including, but not limited to, Outlook and Factors that Affect Future Results) in Huntway's annual report on Form 10-K for the year ended December 31, 1999. Such factors include without limitation the price and availability of crude oil, the demand for and price of liquid asphalt, the availability of adequate outlets for light-end products and government and private funding for road construction and repair as well as disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

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

    RESULTS OF OPERATIONS

         Huntway is principally engaged in the processing and sale of liquid asphalt products, as well as the production of other refined petroleum products, primarily intermediate refinery feedstocks such as gas oil, naphtha and kerosene distillate.

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

         Because of the foregoing, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

         Third quarter 2000 net income was $3,331,000, or $.12 per share, versus 1999 third quarter net income of $2,070,000, or $.08 per share.

         The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999:




                                                                 Material &        Net Refining        Barrels
                                                 Sales           Processing           Margin            Sold
                                              ------------------------------------------------------------------
Three Months Ended September 30, 1999         $ 41,527,000      $ 34,518,000       $ 7,009,000        1,732,000

    Effect of changes in price                  20,607,000        18,668,000         1,939,000
    Effect of changes in volume                  5,083,000         4,225,000           858,000          212,000
                                              ------------      ------------       -----------        ---------
Three Months Ended September 30, 2000         $ 67,217,000      $ 57,411,000       $ 9,806,000        1,944,000
                                              ============      ============       ===========        =========



         Net refining margins improved by $2,797,000 or 40% in the third quarter of 2000 versus the third quarter of 1999. This was primarily the result of an overall increase in selling prices in excess of rising crude and material costs (net of hedge benefits) although increased unit volume also made a significant contribution.

         Overall product prices increased by 44% due to increased crude oil costs. Asphalt prices rose between quarters by 37% due to the phase in of price increases announced in the face of rising crude oil prices. Intermediate refinery feedstock prices rose 55% also in response to increasing crude oil prices as well as supply uncertainties caused by a perception of gasoline and diesel fuel shortages due to reported declines in inventories and a series of refinery production shortfalls due to equipment problems in Huntway's market area.

         The increase in unit volume between periods was primarily due to increased production levels achieved as a result of the expansion and modernization of the Benicia refinery in the second quarter of 1999 as well as the completion of a new 155,000 barrel asphalt storage tank at Benicia in April of 2000.

         Material and processing costs increased by $9.60 per barrel or 48% as the cost of Huntway's crude oil purchases increased to $26.16 a barrel in the third quarter of 2000 from $16.72 a barrel in the third quarter of 1999. These amounts are net of hedge benefit of $1.45 per barrel in the third quarter of 2000 versus hedge benefit of $0.62 per barrel in the comparable quarter of 1999. This increase in crude oil costs was the result of a slow down in production by certain producing nations and an increase in worldwide demand and uncertainty about world production levels due to political uncertainty in the middle east.

         Selling, general and administrative costs increased by $563,000 as compared to the third quarter of 1999, primarily as a result of increased performance related incentive plan accruals. Higher professional fees also contributed to the increase in selling, general and administrative costs.

         Net interest expense increased in the quarter by a nominal $25,000 due to the addition of $2,500,000 of new term debt in April, 2000. Proceeds from the borrowing were used to fund a new 155,000 barrel asphalt tank and related equipment at the Benicia refinery.

         Depreciation and amortization increased in the quarter by $72,000 due to the increase in depreciable property between quarters (primarily the Benicia modernization).

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

         Nine month 2000 net income was $5,051,000, or $.19 per share, versus nine month 1999 net income of $2,757,000, or $.12 per share.

         The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999:


                                                                 Material &        Net Refining      Barrels
                                                 Sales           Processing            Margin         Sold
                                           ------------------------------------------------------------------
Nine Months Ended September 30, 1999       $  76,781,000        $  63,123,000      $  13,658,000   3,627,000

    Effect of changes in price                46,790,000           44,568,000          2,222,000
    Effect of changes in volume               13,739,000           11,295,000          2,444,000     649,000
                                           -------------        -------------      -------------   ---------
Nine Months Ended September 30, 2000       $ 137,310,000        $ 118,986,000      $  18,324,000   4,276,000
                                           =============        =============      =============   =========

         The improvement in net refining margin of $4,666,000 or 34% in the first nine months of 2000 versus the comparable period of 1999 was the result of increased unit volume which grew by 649,000 barrels or 18% between periods as well as an overall increase in selling prices in excess of rising crude and material costs (net of hedge benefits).

         Overall, product prices increased by 52% to $32.11 per barrel for the first nine months of 2000 versus $21.17 for the comparable period of 1999. Asphalt prices rose between periods by 38% as price increases necessitated by the impact of increasingly higher crude oil prices continued to phase in. Intermediate refinery feedstock prices rose 69% also in response to increasing crude oil prices. In addition, a perception of gasoline and diesel fuel shortages due to reported declines in inventories in the western United States (PADD 5), shortages of heating oil in New England and a series of refinery production shortfalls due to equipment problems both in Huntway's market area and in the rest of the country were also significant factors in the increase in intermediate refinery feedstock prices during the period.

         Material and processing costs increased by $10.43 per barrel or 60% as the cost of Huntway's crude oil purchases increased to $24.36 a barrel in the first nine months of 2000 from $13.52 a barrel in the first nine months of 1999. These amounts are net of hedge benefits of $1.33 per barrel in the first nine months of 2000 versus $0.18 per barrel in the comparable period of 1999. This increase in crude oil costs was the result of a slow down in production by certain producing nations, an increase in worldwide demand and continuing uncertainty about world production levels. Political uncertainty in the Middle East has also played a part in the continuing increase in crude oil prices around the world.

         Selling, general and administrative costs increased between periods by $712,000 primarily due to increased incentive plan accruals and higher professional fees.

         Net interest expense was flat between periods increasing by only $19,000 due to slightly higher average debt levels.

         Depreciation and amortization increased between periods by $47,000 due to the increase in depreciable property between periods (primarily the Benicia modernization).

    CAPITAL RESOURCES AND LIQUIDITY

         The Company's cash requirements and liquidity position are affected by various factors, including the selling prices for its refined products (liquid asphalt and light-end products) and the price of crude oil. The selling prices for asphalt products are influenced by the price of crude oil and by local market supply and demand factors for asphalt, including public and private demand for road construction and improvements. The selling prices for Huntway's light end products (naphtha, kerosene distillate and gas oil) are also strongly impacted by the price of crude oil and by supply and demand factors for finished gasoline and diesel products in California. Fluctuations in the cost of crude oil are impacted by a myriad of market factors, both foreign and domestic.

         The other primary factors that affect the Company's investment requirements and liquidity position generally include the timing and funding of capital expenditures either to improve operations and business growth or to comply with environmental regulations, to provide for the funding of inventories and accounts receivables during periods of increasing crude costs and to provide for the funding of increasing inventory and accounts receivable during the months prior to (generally December through March) and during the initial start (generally April through June) of the annual paving season.

         In the first nine months of 2000, operating activities provided $1,247,000 in cash. The period's net income of $5,051,000 along with depreciation and amortization of $2,027,000, deferred income taxes of $1,303,000 and the payment of interest by the issuance of notes of $285,000 provided $8,666,000 in cash. Additionally, increases in accounts payable due to higher crude costs contributed $8,719,000. Changes in prepaid expenses and accrued liabilities also contributed another $2,871,000 in cash, primarily due to increased incentive plan and income tax accruals. However, the necessity to fund increases in accounts receivable and inventories of $9,001,000 and $10,008,000 respectively required cash of $19,009,000. This large increase in inventories and accounts receivable was necessitated by increases in crude oil prices as well as increased production and storage capacity in Benicia.

         In comparison, in the first nine months of 1999, operating activities provided $7,454,000 in cash. The period's net income of $2,757,000 along with depreciation and amortization of $1,980,000, the payment of interest by the issuance of notes of $278,000 and a provision for deferred income taxes of $1,250,000 provided $6,265,000 in cash. Additionally, an increase in accounts payable, due to significantly higher crude oil prices, provided $11,068,000 in cash while increased accrued liabilities provided $825,000 in cash. Offsetting these sources of cash were seasonal increases in accounts receivable and inventories of $7,938,000 and $1,552,000 respectively.

Additionally, prepaid expenses consumed $1,214,000 in cash, primarily for turnaround costs associated with the Benicia and Wilmington refineries as well as the renewal of insurance coverage.

         During the first nine months of 2000, investing activities consumed $3,660,000 in cash. Additions to property, primarily for a new 155,000 barrel asphalt tank and waste water system at the Benicia refinery, required cash of $3,370,000, while additions to other assets, primarily loan costs, used $290,000 in cash. During the first nine months of 1999, investing activities consumed $6,774,000 in cash. Additions to property, primarily for the expansion and modernization of the Benicia refinery, required cash of $5,894,000, while additions to other assets, primarily loan costs associated with the new term debt and letter of credit facilities, used $880,000 in cash.

         Financing activities provided $1,103,000 in cash in the first nine months of 2000 resulting from the funding of a new $2,500,000 term loan used for the construction of the new 155,000 barrel asphalt tank and related equipment at Benicia offset by monthly principal payments on long-term debt. In contrast, financing activities consumed $226,000 in the first nine months of 1999 as a result of monthly principal payments on long-term debt offset by the exercise of employee stock options, which provided $116,000 during that period.

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

         In the opinion of management, cash on hand, together with anticipated future cash flows and availability under its credit facility will be sufficient to meet Huntway's liquidity obligations for the next 12 months.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As previously noted, the Company's profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Company's earnings, financial position and cash flows. Approximately half of Huntway's production consists of light products and half of asphalt. The prices of Huntway's light products have historically followed changes in crude oil prices over 12- to 18-month time periods despite high short-term volatility. Management believes that approximately 15% of Huntway's asphalt unit sales volume will be covered by contractual escalation and de-escalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are "zero cost collars" under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts' "ceiling" or "floor" levels, respectively. The Company does not enter into such arrangements for trading or other speculative purposes.

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

    ITEM 2.  CHANGES IN SECURITIES

             Not applicable.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None

    ITEM 5.  OTHER INFORMATION

             None

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  10.1   Amendment No. 3 to business loan agreement

             (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

                                    HUNTWAY REFINING COMPANY
                                          (Registrant)

                                    By: /s/ EARL G. FLEISHER
                                       ---------------------------------------
                                            Earl G. Fleisher
                                            Chief Financial Officer
                                            (Principal Accounting Officer)