Form 10-K405
period 2000-12-31
HUNTWAY REFINING CO
filed 2001-04-02
CIK 1053811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Fiscal Year Ended December 31, 2000; Commission File Number 1-14159

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
         -------------------                           ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

At March 23, 2001, the aggregate market value of the Common Stock held by persons other than directors and officers of the registrant and beneficial owners of 5% or more of the Common Stocks was approximately $10,896,000 based upon the closing price on the New York Stock Exchange Composite tape. At March 23, 2001, there were 15,004,771 shares outstanding.

                            HUNTWAY REFINING COMPANY
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


PART I                                                                   PAGE
                                                                         ----

Item 1      Business                                                       3

Item 2      Properties                                                     8

Item 3      Legal Proceedings                                              9

Item 4      Submission of Matters to a Vote of Security Holders            9

PART II

Item 5      Market for Registrant's Common Equity and Related
            Stockholder Matters                                           10

Item 6      Selected Financial Data                                       11

Item 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12

Item 7A     Quantitative and Qualitative Disclosures About
            Market Risk                                                   23

Item 8      Financial Statements and Supplementary Data                   25

Item 9      Changes in and Disagreements with Accountants                 42
            on Accounting and Financial Disclosure

PART III

Item 10     Directors and Executive Officers of the Registrant            43

Item 11     Executive Compensation                                        45

Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                49

Item 13     Certain Relationships and Related Transactions                51


PART IV

Item 14     Exhibits, Financial Statements, Financial Statement           52
            Schedules, and Reports on Form 8-K

            Signatures                                                    58

PRODUCTS AND MARKETS

Market Area

Huntway markets liquid asphalt primarily in California and, to a lesser extent, in Nevada, Arizona, Mexico and certain South Pacific islands. The market area served by the Wilmington refinery includes the southern portion of California from Bakersfield to San Diego, into Baja California in Mexico, and east into southern Nevada and Arizona (the "Southern Market"). The market area covered by the Benicia refinery includes northern California from Monterey and Modesto north to southern Oregon and east to northern Nevada and Utah (the "Northern Market").

Liquid Asphalt

Liquid asphalt is one of Huntway's two principal products and accounted for approximately 50%, 54% and 61% of its revenues in 2000, 1999 and 1998, respectively. The principal uses of liquid asphalt are in road paving and, to a lesser extent, manufacturing roofing products. About 95% of Huntway's liquid asphalt sales by volume is used for pavement applications. The remaining 5% is sold for use in producing roofing products, such as tarpaper, roofing shingles and built-up roofing products, and as a component of heavy fuel oil and other specialty products.

Paving grade liquid asphalt, including grades set by standards developed by the National Highway and Transportation Administration's Strategic Highway Research Program ("SHRP") or set by the American Association of State Highway and Transportation Officials, is sold by Huntway to hot mix asphalt producers, material supply companies, contractors and government agencies. These customers, in turn, mix liquid asphalt with sand and gravel to produce "hot mix asphalt" which is used for road paving. In addition to conventional paving grade asphalt, Huntway also produces "modified" and "cutback" asphalt products. Modified asphalt is a blend of recycled plastics, rubber and polymer materials with liquid asphalt, which produces a more durable product that can withstand greater changes in temperature. Cutback asphalt is a blend of liquid asphalt and lighter petroleum products and is used primarily to repair asphalt road surfaces. In addition, some of Huntway's paving grade and modified asphalts are sold as base stocks for emulsified asphalt products that are primarily used for pavement maintenance.

Demand for liquid asphalt is generally lowest in the first quarter of the year, somewhat higher in the second and fourth quarters and peaks in the third quarter. Liquid asphalt sales in the Northern Market are somewhat more seasonal than sales in the Southern Market due to the rain and cold weather usually experienced in the Northern Market during the winter months, which limit road paving activities.

Liquid asphalt customers primarily take delivery via trucks at the refineries.

Light-End Products

In addition to liquid asphalt, Huntway's two California refineries produce certain unfinished light-end products that are primarily sold to other more sophisticated refiners for use as intermediate feedstocks in the production of gasoline, diesel and jet fuel. These products, described below, constitute approximately one-half of total production (as measured by barrels produced), with liquid asphalt comprising the other half. Huntway's light-end products are generally priced at a discount from the wholesale price of finished gasoline and diesel fuel in California and accounted for approximately 50%, 46% and 39% of revenues in 2000, 1999 and 1998, respectively. Light-end customers primarily take delivery of the product via pipelines, rail cars or barges.

Gas Oil

Gas oil is primarily used by other refiners as a feedstock for producing gasoline and diesel fuel. It may also be used to make marine diesel fuel or as a blending stock to make bunker fuel. It is generally priced at a discount to a combination of wholesale gasoline and diesel fuel prices.

Kerosene Distillate and Naphtha

Kerosene distillate is primarily sold to customers to be used as a refinery feedstock and is generally priced at a discount to wholesale diesel fuel prices. Huntway also produces gasoline range naphtha, which is sold to other refiners for further processing into finished gasoline products. It is generally priced at a discount to wholesale gasoline prices.

Bunker Fuel Blend Stock

This product is blended with lower viscosity blend stock to make finished marine fuels used by oceangoing ships and barges, and is sold primarily to ship bunkering companies. Bunker fuel sales were insignificant in 2000, 1999 and 1998.

MAJOR CUSTOMERS

In 2000 and 1999, Ultramar Diamond Shamrock accounted for approximately 40% and 30% of revenues, respectively. Ultramar Diamond Shamrock and Mobil Corporation accounted for 17% and 11% of revenues, respectively, in 1998. Sales to these customers were for light-end products.

Recently, Ultramar Diamond Shamrock gave 60-day notice to Huntway canceling its existing contracts for the purchase of light end products generally effective March 25, 2001. Huntway has negotiated replacement sales agreements for a portion of the affected products and believes that it can place the remainder in the ordinary course of business. However, the Company will not be able realize a comparable margin on its light products in 2001 as it would have had it continued to sell them under the canceled agreements and may not in future years.


FACTORS AFFECTING DEMAND FOR LIQUID ASPHALT

General

Demand for liquid paving asphalt products is primarily affected by federal, state and local highway spending, as well as the general state of the California economy, which drives commercial construction. Another factor is weather, as asphalt paving projects are usually shut down in cold, wet weather conditions. All of these demand factors are beyond the control of the Company. Government highway spending provides a source of demand which has been relatively unaffected by normal business cycles but is dependent on appropriations. During 2000 and 1999, approximately 70% of liquid asphalt sales were ultimately funded by the public sector as compared to approximately 75% in 1998.

The California economy remained robust through 2000, and as a result, management believes that road construction and repair activity in both the private and public sectors grew by approximately 6% over 1999. Further expansion has been forecast for California in 2001 although it may level off as a result of uncertainties associated with, among other things, the delivery of electricity and the decline in the technology industry. Growth in the California economy generally bodes well for the Company, as increased business activity results in increased construction activity, including increased new road construction and increased repair efforts on existing roads in both the public and private sectors. Private asphalt demand increased at a faster rate through 1998 and 1999 due to the improvement in the California economy and leveled off in 2000. Historically, private sector demand has accounted for approximately 30% of Huntway's liquid asphalt sales during periods of economic prosperity and it returned to that level in 2000 and 1999. In 1998 such sales accounted for approximately 20% to 25% of Huntway's liquid asphalt sales.

Government Funding

General

As Huntway's refineries are located in California, the following discussion focuses on government highway funds available in California.

Federal Funding

Federal funding of highway projects is accomplished through the Federal Aid Highway Program. The Federal Aid Highway Program is a federally assisted, state-administered program that distributes federal funds to the states to construct and improve urban and rural highway systems. The program is administered by the Federal Highway Administration ("FHWA"), an agency of the Department of Transportation. Nearly all federal highway funds are derived from gasoline user taxes assessed at the pump.

In June 1998, the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century or TEA-21, was enacted. The bill is estimated to increase transportation-related expenditures by 51% or $850 million a year in California alone over a six fiscal year period beginning October 1, 1997. For fiscal 2000, 1999 and 1998 funding apportioned to California under this legislation was $2.66 billion, $2.42 billion and $2.07 billion, respectively; for fiscal 2001 such funding apportioned to California is $2.75 billion. The average California apportionment over the six year period ending in October 2003 is estimated to be $2.5 billion per year or a total of $15 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways. However, while Huntway believes it has benefited from and should benefit in the future from such funding increases there can be no guarantee that it will in fact do so in the future.

State and Local Funding

In addition to federal funding for highway projects, states individually fund transportation improvements with the proceeds of a variety of gasoline and other taxes. In California, the California Department of Transportation ("CALTRANS") administers state expenditures for highway projects. According to the Department of Finance for the State of California funding available from the State Highway Account is estimated to average $1.13 billion per year over the next 10 years excluding the Seismic Retrofit Bond Fund. This compares to an average of $0.36 billion over the previous ten years.

In November 1998, the California electorate passed Proposition 2. Proposition 2 protects the State Transportation Fund by requiring that any funds borrowed from the California State Transportation Fund be repaid with interest within one year except in the case of a fiscal emergency. In that case funds must be repaid within three years with interest.

In November 2000 the California electorate passed Proposition 35. Proposition 35 allows the use of private engineers and architects by the State in the design and planning of transportation infrastructure projects. Management believes that the passage of this initiative will allow the acceleration of the design and construction of road and highway projects throughout the state of California and accordingly, will increase annual demand for liquid asphalt.


Local governmental units (such as cities, counties and townships) provide additional funding for road and highway projects through various taxes and bond issues.

CRUDE OIL SUPPLY

Huntway's refineries require approximately 19,000 bpd of crude oil when operating at their full capacities. According to the 2000 Refining Survey published by the Oil & Gas Journal, total refinery crude oil processing capacity in California is approximately 1.98 million bpd and refinery capacity for the Western United States, excluding Hawaii, is 2.97 million bpd. Management believes that these refineries generally run at an average of 90% of their capacity.

California refineries (including Huntway's) are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska totals approximately 1.9 million bpd. However, production from existing fields in California and Alaska has been gradually declining and competition for it has been increasing.

Although Huntway's refineries are located near substantial reserves of heavy, high sulfur crude oil, which is well suited for liquid asphalt production due to the higher percentage yield of liquid asphalt per barrel, competition for this crude oil from other refiners is increasing as production rates decline. As a result of this competition Huntway may be required to pay increasingly higher prices to meet its crude oil requirements.

Huntway coordinates its purchases of crude oil to meet the supply needs of its refineries. Huntway meets most of its crude oil requirements under variable price contracts with a variety of crude oil producers for terms currently ranging from 30 days to 8 years. In addition, from time to time, Huntway supplements its contract purchases with purchases of crude oil on the "spot" market. Nearly all of Huntway's crude oil supply is delivered to its refineries by pipeline.


COMPETITION

The markets for refined petroleum products are highly competitive and pricing is a primary competitive factor. With respect to liquid asphalt, Huntway's management believes that Huntway's reputation for consistently high product quality, its ability to provide high levels of service and its long-standing relationships with its major customers are important to its continued success.

Huntway's five-state market area is served by numerous refineries, including refineries operated by major integrated oil companies and by other independent refiners. All of Huntway's primary competitors are located in California. Many have larger refining capacity and greater financial resources than does Huntway. Huntway's management believes that in 2000 Shell Oil Company accounted for a majority of the volume of liquid asphalt sales in the Northern Market and that Huntway accounted for approximately 25% of liquid asphalt sales in this market area. The remaining 10% to 20% estimated market share is apportioned among several other competitors located outside of the Northern California area. Huntway's management believes that Paramount Petroleum Company accounted for approximately 50% of the liquid asphalt sales in the Southern Market, that Huntway accounted for approximately 15% of such sales and that the remaining 30% to 35% estimated market share is apportioned among several other competitors.


EMPLOYEES

Huntway currently has 82 full-time and 6 part-time employees. None of Huntway's employees is represented by a union, and management believes that labor relations are excellent.

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

Huntway has from time to time expended significant resources, both financial and management, to comply with environmental regulations and permitting requirements and anticipates that it will be required to expend increasing financial and management resources for this purpose in the future. Stringent environmental regulations have been adopted which require most refiners in Huntway's market area to expend substantial sums of money in order to comply. While these regulations principally impact refiners that produce motor vehicle fuels, which Huntway does not produce, in 1998 the Company expended approximately $2,500,000 on projects primarily relating to environmental regulations, the largest of which was the completion in 1998 of a waste water treatment facility at the Wilmington refinery. In 2000 and 1998, the Company spent less than $25,000 and $5,000, respectively, on environmentally-related remediation expenditures. In 1999 remediation expenditures were approximately $125,000, primarily for the cleanup of a small oil spill onto an unnamed creek bed at the Benicia refinery. This incident involved the discharge of approximately 250 gallons of crude oil, which did not reach marine waters, and has been successfully remediated.


                               ITEM 2. PROPERTIES

WILMINGTON REFINERY

The 6,000 barrel per day Wilmington refinery and its related facilities are located on a seven-acre site under a lease expiring on December 31, 2003. This ground lease covers three contiguous parcels: (a) land owned by and leased directly from Vulcan Materials Company ("Vulcan"), on which Huntway's tank farm is located; (b) land owned by the Southern Pacific Railroad and leased to Vulcan for a term ending June 1, 2031, on which the processing facility is located; and
(c) two strip parcels bordering the facility owned by Southern Pacific and leased to Vulcan under a lease cancelable upon 30 days notice, which are used for access to the refinery. In addition, the ground lease grants Huntway a non-exclusive license in Vulcan's rights of access to the properties under an agreement with Southern Pacific. Wilmington has storage capacity of 103,000 gross barrels of crude oil on site. Huntway also owns refined product tankage for storage of liquid asphalt and other refined products, which management believes is adequate for its needs.

In February 2001 the Company entered into an agreement with Vulcan to purchase the land under the tank farm along with approximately 1.4 additional acres adjacent to the refinery for approximately $2,600,000, subject to certain conditions. The agreement also provides that Huntway may assume from Vulcan the Southern Pacific leases or continue to sublease from Vulcan.

BENICIA REFINERY

The Benicia refinery is located adjacent to the Carquinez Strait, near San Francisco Bay. The refinery and related facilities are located on nineteen acres of land owned by Huntway. Crude oil tankage at Benicia totals 214,000 gross barrels, while refined product tankage for storage of liquid asphalt and light ends totals 563,000 gross barrels. To enhance Benicia's ability to receive crude oil by water and to ship finished products by ship and barge, Huntway leases dock and loading facilities for a term expiring February 2031. The dock facilities are connected to the refinery by two two-mile pipelines.

During 1999, the Company expanded the production and storage capacity of the Benicia refinery at a cost of approximately $5,800,000. The project expanded the refinery's production capacity to approximately 13,000 barrels per day and increased product storage capacity by approximately 74,000 gross barrels. The project also improved product quality due to increased fractionation while reducing air emissions by more than 15%. New operating permits were also obtained which allow production of a maximum of 18,000 barrels in any one day and to an annual average of 10,000 barrels per day as opposed to the previous production limit of 9,000 barrels in any one day.

In 2000 a new 155,000 gross barrel asphalt storage tank and related equipment at Benicia was constructed at a cost of approximately $3,000,000.

Huntway has seen an increase in the demand for SHRP-grade performance-based asphalt products in recent years by both the public and private sectors. This increased demand for better performing, more durable paving, roofing and other specialty products has caused Huntway to expand its production capabilities in this area. As a result, in 1997, approximately $2,500,000 was invested to expand the production capacity of the modified plant and to allow the Company to utilize low-cost recycled modifiers. This facility's larger production and storage capacity has improved the economics of production and allows for the production of a higher quality product for the Company's customers.

ARIZONA FACILITY

The Arizona facility is located on a thirty-seven acre parcel leased from the City of Mesa under a lease expiring on April 12, 2008 (with options to renew for up to an additional twenty years until 2028). During 1999, certain pieces of process equipment located at the facility were sold to a third party. As a result, while the facility can no longer be operated as a refinery it has 295,000 barrels of storage capacity for petroleum products along with loading racks, pumps and other equipment necessary for operation as a petroleum products terminal. Refining operations at the Arizona facility were suspended in 1993 due to adverse market conditions.


                            ITEM 3. LEGAL PROCEEDINGS

In 1992, Huntway entered into a civil consent judgement with the State of Arizona to settle certain environmental compliance issues related to the Arizona facility. The Company has complied with all of the applicable conditions of the consent judgement and is working with the Arizona Attorney General's office to have the consent judgement terminated.

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



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

MARKET

As of March 23, 2001 there were approximately 200 holders of record and approximately 1,600 other beneficial holders of the Company's shares. The shares are traded on the New York Stock Exchange under the ticker symbol "HWY". The following table indicates the high, low and period end sale prices as reported by the New York Stock Exchange for the periods indicated.

                                                         DIVIDENDS
   2000           HIGH          LOW         CLOSE           PAID
   ----           ----          ---         -----        ---------

1st Quarter       1.5000       1.0625       1.1250           --
2nd Quarter       1.2500       0.8125       0.9375           --
3rd Quarter       1.1250       0.8125       0.9375           --
4th Quarter       1.0000       0.6250       1.0000           --

                                                         DIVIDENDS
   1999           HIGH          LOW         CLOSE           PAID
   ----           ----          ---         -----        ---------

1st Quarter       2.1250       1.5000       1.5000           --
2nd Quarter       1.8750       1.2500       1.5000           --
3rd Quarter       2.0000       1.3750       1.7500           --
4th Quarter       1.8750       0.9375       1.1875           --

DIVIDEND POLICY

The Company's board of directors currently believes that earnings will create greater long-term value if reinvested in the Company to create growth. The Company does not anticipate paying cash dividends on its common stock for the foreseeable future. In addition, the Company's agreements with its principal lenders prohibit cash dividends until the payment in full of all obligations to its senior lenders.

                         ITEM 6. SELECTED FINANCIAL DATA

    (IN THOUSANDS EXCEPT DILUTED PER SHARE OR UNIT DATA AND PER BARREL DATA)

The following historical selected financial data as of and for each of the years ended December 31, 2000, 1999 and 1998, are derived from the audited consolidated financial statements of Huntway Refining Company, which have been audited by Deloitte & Touche LLP, independent auditors, which are included elsewhere herein. The selected historical financial data as of and for each of the years ended December 31, 1997 and 1996 are derived from the audited consolidated financial statements of Huntway Partners, L.P. (predecessor entity) which are not included herein. All of the selected information should be read in conjunction with the audited consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                      Huntway  Refining Company
                                           ----------------------------------------------------
                                                               Year Ended

                                                              December 31,
                                           ----------------------------------------------------
                                             2000       1999       1998       1997       1996
                                           --------   --------   --------   --------   --------
OPERATING DATA
Revenues                                   $193,293   $111,170   $ 79,050   $ 96,715   $ 99,021
Costs and Expenses
  Material & Processing Costs               163,986     93,627     61,719     85,201     87,683
  Selling and Administrative Expenses         7,881      5,634      6,143      4,476      4,297
Interest Expense, net                         3,320      3,420      3,368      3,492      4,916
Depreciation and Amortization                 2,909      2,715      2,605      2,414      2,219
                                           --------   --------   --------   --------   --------
Income (Loss) Before Income Taxes and
  Extraordinary Items                        15,197      5,774      5,215      1,132        (94)
Provision for Income Taxes (e)                6,060      2,080      2,071          -          -
                                           --------   --------   --------   --------   --------
Income (Loss) Before Extraordinary Items      9,137      3,694      3,144      1,132        (94)
                                           ========   ========   ========   ========   ========
Extraordinary Gain on Refinancing (c)            --         --         --         --     58,668
Related Costs of Refinancing                     --         --         --         --     (2,180)
                                           --------   --------   --------   --------   --------
Net Income                                 $  9,137   $  3,694   $  3,144   $  1,132   $ 56,394
Income (Loss) Per Diluted Share or Unit
  From Operations (a)                      $   0.33   $   0.16   $   0.15   $   0.04   $  (0.01)
Income Per Diluted Share or Unit from
  Extraordinary Gain and Related Costs           --         --         --         --       4.37
                                           --------   --------   --------   --------   --------
Net Income Per Diluted Share or Unit (a)   $   0.33   $   0.16   $   0.15   $   0.04   $   4.36
                                           ========   ========   ========   ========   ========
Barrels Sold                                  5,862      5,102      4,565      4,547      4,566
Revenues Per Barrel                        $  32.97   $  21.79   $  17.32   $  21.27   $  21.69

BALANCE SHEET DATA
Working Capital (b)                        $ 21,381   $ 11,293   $ 11,939   $  8,375   $  5,798
Total Assets (b)                            105,129     90,996     81,644     80,243     75,891
Long-term Obligations                        35,344     34,905     36,110     36,668     28,174
Total Capital (d)                            50,986     41,649     37,590     33,779     39,041

a) Average outstanding common shares in 2000, 1999 and 1998 were 15,005, 14,971 and 14,806, respectively. An average of 23,787 and 12,871 Limited Partner Equivalent Units were outstanding in 1997 and 1996, respectively.
b) After the cumulative LIFO reserve of $2,957, $2,093, $0, $1,028, and $2,192, at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
c) Reflects impact of 1996 restructuring decreasing debt and accrued interest by $71,748 as measured at November 30, 1996
d)   No distributions have been paid since 1990.
e) Prior to June 1, 1998 Huntway operated as a partnership and taxable income or loss was passed through to its partners. Accordingly, no provision for income taxes was made. Had the operations of Huntway been carried on under corporate form as of the beginning of each of the years presented, net income before extraordinary items would have been $(94), $679 and $3,129 in 1996, 1997 and 1998, respectively.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Throughout the following discussion, the business operated by Huntway Refining Company is referred to as "Huntway" and all per share data is diluted per share data. On June 1, 1998, Huntway merged Huntway Partners L.P., (the
"Partnership"), into a newly formed corporation, Huntway Refining Company, effectively converting the business to corporate status.

On March 20, 2001, the Company entered into an Agreement and Plan of Merger with a wholly-owned subsidiary of Valero Energy Corporation ("Valero"). In the merger, holders of Huntway common stock will receive $1.90 per share, without interest, for each share of the Huntway common stock. Pursuant to the Agreement and Plan of Merger, Valero will also repay or acquire certain of the outstanding indebtedness of the Company.

Consummation of the merger is subject to a number of conditions precedent described in the Agreement and Plan of Merger, including without limitation approval by Huntway stockholders. The merger is not subject to a financing contingency. The Company currently anticipates that the merger will close before the end of the second quarter of this year.

The Agreement and Plan of Merger contains covenants that require the Company to conduct its business in the ordinary course and restrict the ability of the Company to among other things buy and sell assets, invest in certain capital projects and enter into hedging arrangements, without the prior written consent of Valero.

For more detailed information concerning the foregoing, please refer to the Agreement and Plan of Merger, which is incorporated by reference into this Form 10-K.

The following should be read in conjunction with the foregoing "Selected Financial Data" and the historical financial statements and notes included elsewhere in this report.

This Form 10-K contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and Huntway intends that such forward-looking statements be subject to the safe harbors created thereby. Such forward-looking statements involve risks and uncertainties and include, but are not limited to, such statements regarding future events and the plans, goals and objectives of the Company. Such statements are generally accompanied by words such as "intend", "anticipate", "believe", "estimate", "expect", "looks", "probably" or similar statements. Actual results or events may differ materially from such statements. Factors that could cause or contribute to such differences are set forth under "Outlook and Factors that Affect Future Results" below as well as those factors and qualifications mentioned elsewhere in this Form 10-K; such factors include without limitation the price and availability of crude oil, demand for liquid asphalt and light-end products and government and private funding for road construction and repair. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved.

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

Historically, refined petroleum product prices (including prices for liquid asphalt, although to a lesser degree than for Huntway's other refined petroleum products) generally fluctuate with crude oil price levels. There has not been a relationship between total revenues and income due to the volatile commodity character of crude oil prices. As a result, management believes that increases or decreases in revenues are not a meaningful basis for comparing historical results of operations.


2000 COMPARED TO 1999

In 2000, Huntway reported net income of $9,137,000 ($.33 per diluted share) versus net income of $3,694,000 ($.16 per diluted share) in 1999. Earnings before interest, depreciation and amortization and income taxes increased 80% to $21,426,000 in 2000 versus $11,909,000 in 1999. Pre-tax income increased 163% in
2000 to $15,197,000 from $5,774,000 in 1999 primarily due to significantly higher net light product margins (including hedge benefit).


 The following table sets forth the effects of changes in price and volume on sales and materials (primarily crude oil) and processing costs for the year ended December 31, 2000 as compared to the year ended December 31, 1999:


                                                             Material &        Net             Barrels
                                                Sales        Processing       Margin            Sold
                                             ---------------------------------------------------------
           Year ended December 31, 1999      $111,170,000   $ 93,627,000   $ 17,543,000      5,102,000

           Effect of changes in price          65,563,000     56,412,000      9,151,000
           Effect of changes in volume         16,560,000     13,947,000      2,613,000        760,000
                                             ------------   ------------   ------------      ---------

           Year ended December 31, 2000      $193,293,000   $163,986,000   $ 29,307,000      5,862,000
                                             ============   ============   ============      =========

Revenues increased to $193,293,000 in 2000 from $111,170,000 in 1999 while total barrels sold increased 15% to 5,862,000 barrels in 2000 from 5,102,000 barrels in 1999. The increase in revenues between periods of $82,123,000 or 74% was primarily caused by higher average product prices, which moved upwards with sharply higher crude oil costs. Average per barrel product selling prices increased from $21.79 in 1999 to $32.97 in 2000, an increase of $11.18 or 51%. Sales volume increased by 760,000 barrels between periods and also contributed to the revenue increase. The increase in unit sales volume can be attributed to increased demand supplied by additional production from our Benicia refinery due to the modernization project completed in May 1999 and the completion in April 2000 of a new 155,000 barrel asphalt storage tank. Increased levels of asphalt purchased for resale also contributed to the increase in unit sales volume. Unusually good weather in November and December of both years also benefited unit sales volume.

Asphalt pricing tends to be less volatile than both crude oil or gasoline and diesel prices, which are more readily transported and reflect the impact of a large and active commodity market. As a result, asphalt pricing and margins tend to lag crude oil price changes either up or down. Accordingly, despite stronger asphalt demand due to improved public and private construction activity in California in 2000 our average asphalt selling prices increased only 38% between years despite the 68% increase in our average per barrel crude oil costs before the impact of hedging activities. As a result, overall net asphalt margins (including hedge benefit) decreased by 29% year to year.

In contrast, light product prices increased by 68% between periods, reflecting their common commodity nature with crude oil. While this increase matched the percentage increase of crude oil costs before hedge benefit, light product margins increased significantly between years because the absolute increase in light product prices of $14.47 per barrel exceeded the comparable increase in average per barrel crude oil costs. In addition, light product margins also benefited from the increase in hedge benefit on crude oil costs. As a result, while unlikely to be sustained, overall net light product margins increased by 127% (including hedge benefit) year to year and more than offset the decline in net asphalt margins.

Huntway's average per barrel crude oil costs increased 63% in 2000 and would have increased 68% absent the impact of hedging activities which reduced the overall cost of crude oil by $8,585,000 and $2,044,000 in 2000 and 1999, respectively. Huntway's higher per barrel crude oil costs reflect higher average California crude oil posted prices in 2000 versus 1999 partially offset by higher receipts from crude oil hedging activities. California average crude oil postings increased between years as a result of higher world crude oil prices. Management believes these prices increased in response to increased world demand for crude oil due to improving national economies (particularly in Asia) and a decrease in supply due to deliberately lower production by certain oil producing nations.

The significant increase in hedge receipts of $6,541,000 (primarily on hedges entered into in 1998 and early 1999) resulted from increases in crude oil prices over 1999 and 2000. In 1998 the average price for the U.S. benchmark crude, West Texas Intermediate ("WTI") was near its 5 year low at $14.46 per barrel rising to an average of $19.25 in 1999 and nearing its 5 year high at $29.95 in 2000. Accordingly, given the current historically high price of crude oil, such results should not be expected to be recurring.

Processing costs generally include production wages and benefits, utility costs, repairs and maintenance, insurance, property taxes, environmental compliance costs and other costs directly associated with the operation of the refineries. Such costs increased between 2000 and 1999 on an aggregate basis by 15% and on a per barrel basis by 1%. The overall increase in incurred costs was primarily due to higher heating costs due to increased natural gas prices, which rose dramatically in the fourth quarter of 2000. The increase also reflects higher labor and benefits expense due to normal cost of living increases and higher head count.

In summary, net margins increased by $11,764,000 or 67% to $29,307,000 in 2000 from $17,543,000 in 1999. This was largely due to improved light product pricing, the impact on crude oil costs of increased hedge benefits, and the 15% increase in unit volume.

Selling, general and administrative expenses increased $2,247,000 or 40% between periods primarily due to increased incentive plan accruals and professional services. Bad debt expense also increased reflecting higher product selling prices. The increase in incentive plan accruals reflects the improvement in results.

Net interest expense was flat between years, decreasing by a nominal $100,000.

Depreciation and amortization increased by $194,000 between periods due to increased levels of capital expenditures, primarily associated with the mid 1999 expansion and modernization of the Benicia refinery and the 155,000 barrel asphalt storage tank completed in April of 2000.


1999 COMPARED TO 1998

In 1999, Huntway reported net income of $3,694,000 ($.16 per diluted share) versus net income in 1998 of $3,144,000 ($.15 per diluted share). Earnings before interest, depreciation and amortization and income taxes increased 6% to $11,909,000 in 1999 versus $11,188,000 in 1998. Pre-tax income increased in 1999 to $5,774,000 from $5,215,000 in 1998 primarily due to lower incentive plan accruals. The overall provision for income taxes was flat between periods despite the increased level of pre-tax income in 1999 as a result of tax credits associated with increased capital expenditures.

 The following table sets forth the effects of changes in price and volume on sales and materials (primarily crude oil) and processing costs for the year ended December 31, 1999 as compared to the year ended December 31, 1998:

                                                       Materials &       Net         Barrels
                                          Sales        Processing       Margin        Sold
                                       ------------------------------------------------------

        Year Ended December 31, 1998   $ 79,050,000   $ 61,719,000   $ 17,331,000   4,565,000

        Effect of Changes in Price       22,821,000     24,648,000     (1,827,000)
        Effect of Changes in Volume       9,299,000      7,260,000      2,039,000     537,000
                                       ------------   ------------   ------------   ---------

        Year Ended December 31, 1999   $111,170,000   $ 93,627,000   $ 17,543,000   5,102,000
                                       ============   ============   ============   =========

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

In contrast, light product prices increased by 49% between periods, reflecting their common commodity nature with crude oil. This increase, however, also did not exceed the percentage increase of crude oil due to excess refining capacity relative to the demand for fuels and heating oil, which resulted in high diesel and gasoline inventories in Huntway's market areas through much of 1999 and especially in the third and fourth quarters which experienced the bulk of the crude oil price increase for the year. None-the-less, light product margins increased in the period as the increase in light product prices of $7.00 per barrel exceeded the increase in average per barrel crude oil costs.

Huntway's average per barrel crude oil costs increased 40% in 1999 and would have increased 56% absent the impact of hedging activities. Huntway's higher per barrel crude oil costs reflect higher average California crude oil posted prices in 1999 versus 1998 partially offset by Huntway's "mix" of crude oil and its crude hedging activities. California average crude oil postings increased between years as a result of higher world crude oil prices. Management believes these prices increased in response to increased world demand for crude oil due to improving national economies (particularly in Asia) and a decrease in supply due to deliberately lower production by certain oil producing nations. As a result, in contrast to 1998, world crude oil inventories decreased in 1999 and the perception that the demand for crude oil will continue to exceed supply in the near future caused world oil prices to soar in 1999 (the price of West Texas Intermediate "WTI" increased by approximately 115% during 1999) with continuing sharp increases through mid-March 2000.

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

Depreciation and amortization increased by $110,000 between periods due to increased levels of capital expenditures, primarily associated with the expansion and modernization of the Benicia refinery


OUTLOOK AND FACTORS THAT AFFECT FUTURE RESULTS

A number of uncertainties exist that may affect Huntway's future operations and results, including availability and cost of crude oil, pricing of and demand for liquid asphalt and light end products, disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

California refineries (including Huntway's) are supplied primarily by onshore and offshore California production and by crude oil transported from Alaska with some imports from South America, Mexico, the Far East and Persian Gulf. Current production of crude oil in California and Alaska totals approximately 1.9 million bpd. However, production from existing fields in California and Alaska has been gradually declining and competition for it has been increasing.

Huntway's refineries are located near substantial reserves of heavy, high sulfur crude oil, which is better suited for liquid asphalt production than for gasoline or diesel fuel due to the higher percentage yield of liquid asphalt per barrel. However, as production rates for this and other crude oils produced in California and Alaska declines, competition for this crude oil from other refiners is increasing. As a result of this competition, Huntway may be required to pay increasingly higher prices to meet its crude oil requirements.

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

To partially mitigate the impact of fluctuations in crude oil prices, Huntway from time to time negotiates hedge arrangements. Huntway's net cost of crude oil increased in 1998 as a result of hedge arrangements (due to falling crude oil prices). The Company's net cost of crude oil was reduced in 2000 and 1999 from what it otherwise would have been as a result of hedge arrangements. Generally, such hedging acts to smooth out but does not eliminate the ultimate impact of crude oil price swings. In 2000, the Company's hedge receipts were unusually high and due to the current historically high price of crude oil should not be expected to recur (See Item 7A).

The Company's primary product is liquid asphalt. Some of Huntway's competitors produce liquid asphalt as a by-product and are of greater size and have larger financial resources than the Company. In addition, competition in the asphalt market is intense and could increase. Accordingly, the Company has in the past, and may in the future, have difficulty raising prices in the face of increasing crude oil costs. To some of Huntway's competitors, the margins they receive on asphalt are not as important to their operations as asphalt margins are to Huntway.

Another potential risk factor concerns the demand for the Company's light-end products. These products, which include naphtha, kerosene distillate and gas oil, are manufactured as part of the refining process in conjunction with liquid asphalt. These light-end products are usually sold to larger refiners as feed stocks for their operations and are priced at a discount to wholesale finished gasoline and diesel prices. If demand for Huntway's light-end products were to decline it would create downward pressure on the Company's light-end margins or potentially stop operations if light-end production could not be sold. Increasing regulatory pressures of an environmental nature could negatively impact the demand for finished fuels in California, which, in turn, would reduce demand for Huntway's light-end products.

While historically the Company has generally been able to sell its light-end production at profitable margins, the potential exists that demand for these products could be reduced through factors beyond the Company's control. Recently, Ultramar Diamond Shamrock, the Company's largest light end product customer in 2000, gave 60-day notice to Huntway canceling its existing contracts for the purchase of light end products generally effective March 25, 2001. Huntway has negotiated replacement sales agreements for a portion of the affected products and believes that it can place the remainder in the ordinary course of business. However, the Company will not be able realize a comparable margin on its light products in 2001 as it would have had it continued to sell them under the canceled agreements and may not in future years.

Both of Huntway's California refineries are vulnerable to disruption in the infrastructure delivering essential materials and services to them including crude oil, electricity and natural gas. Should the delivery of such essential materials and services be significantly curtailed, operations would be impacted and operating results reduced. Such curtailments could result from disruptions to the local and regional electricity and natural gas oil delivery systems as well as crude oil and petroleum product pipelines due to either natural disaster such as additional earthquakes in California or shortages in supply due to financial, political or other events. For example, the January 1994 Northridge earthquake destroyed a major pipeline bringing crude oil into Southern California and destroyed or severely damaged many bridges, overpasses and freeways in Southern California. The work to repair this damage was substantially completed by early 1998 but the roadway repairs required primarily concrete and steel and comparatively little liquid asphalt. Future earthquakes could temporarily reduce crude supplies and asphalt demand if substantial damage were sustained by crude oil pipelines or concrete road structures.

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

In June 1998 the $217 billion federal highway bill, officially known as the Transportation Equity Act for the 21st Century, or TEA-21 was enacted. The bill is estimated to increase transportation related expenditures in California by $850 million a year over a six year period beginning October 1, 1997 as compared to the comparable six year period that began October 1, 1991. This equates to a 51% increase over previous funding levels. The average California apportionment over the six year period ending in October 2003 is estimated to be $2.5 billion per year or a total of $15 billion. Of this amount, approximately $4.65 billion has been designated for Interstate Maintenance and the National Highway System while another $4.56 billion has been designated for the Surface Transportation and the Congestion Mitigation and Air Quality Improvement programs, which concentrate on state and local roadways.

Actual and estimated funds apportioned to California under TEA-21 as reported by the Federal Highway Administration are as follows:

         Fiscal 1998       Actual           $2.07 billion
         Fiscal 1999       Actual           $2.42 billion
         Fiscal 2000       Actual           $2.66 billion
         Fiscal 2001       Actual           $2.75 billion
         Fiscal 2002       Estimated        $2.53 billion
         Fiscal 2003       Estimated        $2.58 billion

This represents an average apportionment level of approximately $2.5 billion per year as compared to an average of approximately $1.65 billion over the fiscal 1992 through fiscal 1997 period.

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

In November 2000 the California electorate passed Proposition 35. Proposition 35 allows the use of private engineers and architects by the State in the design and planning of transportation infrastructure projects. Management believes that the passage of this initiative will allow the acceleration of the design and construction of road and highway projects throughout the state of California and accordingly, will increase annual demand for liquid asphalt.

The Company believes that the increase in funding resulting from TEA 21 and Proposition 2 coupled with the anticipated impact of Proposition 35 bodes well for road construction and repair funding in California into the foreseeable future.

Demographic studies suggest continued rapid growth in the population of California. Recent studies suggest California's population will increase to approximately 50 million people by 2020 up from approximately 33 million today. This population growth should translate into increased private and public transportation expenditures including road construction and repair.

Subsequent to the January 1994 Northridge earthquake, a substantial amount of public transportation dollars (financed by CALTRANS) were diverted to complete earthquake-related bridge retrofit work. By early 1998 the majority of this earthquake bridge retrofit work was completed. This work was designed to strengthen many of the bridges and overpasses in the state in advance of the next earthquake, the timing of which is unknown. As expected, CALTRANS expenditures on road construction and repair did increase in 1999 over 1998.

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

The strength of the California economy also influences demand for Huntway's asphalt and light-end products. The California economy began to recover in 1995 and has experienced continued growth through 2000. This has stimulated private demand for Huntway's asphalt products. Private demand for asphalt in 2000 constituted approximately 30% of Huntway's annual asphalt demand (up from approximately 20% to 25% in 1998 and 1997). Further expansion has been forecast for California in 2001 although it may level off as a result of uncertainties associated with, among other things, the delivery of electricity and the decline in the technology industry. Huntway remains optimistic about the long-term outlook for growth in California and this expected long-term growth in the California economy should support continued growth in the demand for Huntway's products. There can be no assurance, however, that the California economy will continue to expand as it has since 1995 or as forecasted by economic studies.

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

The Company is subject to federal, state and local laws, regulations and ordinances that govern activities or operations that might have adverse environmental effects, and that impose liability for the costs of cleaning up, and certain damages resulting from sites of past spills, disposals or other releases of hazardous substances. Although management believes that the Company's operations procedures and safety precautions are enforced, there can be no assurance that environmental problems will not occur in the future.

In summary, asphalt demand by both the public and private sector has increased over the past several years commensurate with increased public sourced funding and with the improving business climate in California. Public demand for asphalt funded primarily by CALTRANS increased in 1998 over 1997 as a result of substantial completion by early 1998 of earthquake related bridge retrofit work. Bridge retrofit projects utilize concrete and steel and use comparatively little asphalt. In 1998, as this work was nearing completion, more funds were available to be expended for road construction and repair. Moreover, in June 1998, the $217 billion Federal Highway Bill was enacted. California appropriations under this legislation over the next three years are expected to average approximately $2.62 billion as compared to an average of only $1.65 billion for the six years prior to 1998. Private demand for asphalt has also increased commensurate with the expanding California economy. This growth in private demand for asphalt is expected to continue as long as the growth in the California economy continues. Accordingly, the Company anticipates that it should be able to pass increases in crude oil costs along to its customers in the form of higher prices within reasonable time periods. Additionally, the Company estimates that approximately 15% of its asphalt sales are tied to state highway department contracts that are subject to escalators or deescalators relating to the cost of crude oil.

As a result of the factors described above, while the Company is generally optimistic regarding its future business prospects, the outlook is uncertain due to the nature of the business in which the Company operates. For example crude oil costs represent a large percentage of the total annual cash costs of the Company (ranging from 65% to 80% of costs depending on the cost of crude oil). Although sales of polymer based asphalt products fell somewhat in 2000 due to increased competition, the Company remains optimistic regarding the future of these products. As with conventional asphalt products, growth in the area of polymer sales is also dependent on funding availability that can rise and fall with the economic climate. We expect the impact of the 1998 Federal highway bill and the passage of Proposition 2 in California in 1998 to result in sufficient public funding for road construction and repair to keep asphalt demand strong. At the present time, private demand for asphalt also looks strong as the California economy continues to expand. This demand probably would decline however, with any downturn in the California economic environment.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements and liquidity position are affected by various factors, including the selling prices for its refined products (liquid asphalt and light-end products), the price of crude oil and the price and availability of natural gas and electricity. The selling prices for asphalt products are influenced by the price of crude oil and by local market supply and demand factors for asphalt, including public and private demand for road construction and improvements. The selling prices for Huntway's light end products (naphtha, kerosene distillate and gas oil) are also strongly impacted by the price of crude oil and by supply and demand factors for finished gasoline and diesel products in California. Fluctuations in the cost of crude oil are impacted by a myriad of market factors, both foreign and domestic.

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

CASH FLOWS

Cash increased significantly to $18,022,000 at December 31, 2000 from $10,445,000 at December 31, 1999. This increase was principally the result of internally generated cash flow from operations. Cash decreased to $10,445,000 at December 31, 1999 from $10,910,000 at December 31, 1998. This decrease in cash can be primarily attributed to funding $7,077,000 of capital expenditures with internally generated cash flow from operations.

Following is a summary of the major sources and uses of cash during 2000, 1999 and 1998:

2000

Net cash provided by operating activities totaled $10,778,000 in 2000. Net income of $9,137,000 plus depreciation and amortization of $2,909,000, deferred income taxes of $1,481,000 and interest expense paid by the issuance of notes of $286,000 provided a combined $13,813,000 in cash. Increases in accounts receivable and inventories relating to increased crude oil and product prices used $5,974,000 in cash offset by an increase in accounts payable of $952,000, also as a result of increased crude oil prices. Other factors were a reduction in prepaid expenses that provided $619,000 in cash and an increase in accrued liabilities that provided $1,368,000 in cash, primarily as a result of higher incentive plan accruals reflecting the improvement in the results of operations.

Investing activities used $3,910,000 in cash in 2000, primarily for the construction of a new 155,000 barrel asphalt storage tank and related equipment at the Benicia refinery, as well as improvements to the Benicia waste water plant and various other improvements to operating equipment and tankage.

Financing activities provided $709,000 in cash in 2000 as the proceeds from a new borrowing of $2,500,000 were largely offset by scheduled principal payments on the senior notes of $1,791,000. The proceeds of the new borrowing were used to partially fund the construction of a new 155,000 barrel asphalt tank and related equipment at the Benicia refinery.

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

Financing activities used $1,302,000 in 1998 and related to reductions of debt of $1,548,000. In addition, a net $246,000 in cash was generated from the sale of 150,000 shares in June 1998.


CAPITAL RESOURCES

The Company's outstanding long-term debt was $37,448,000 at December 31, 2000. Of this amount, $2,104,000 was due within one year and $21,750,000 consists of convertible notes due in 2007. The average maturity of all of the long-term debt is approximately 5 years. As of December 31, 2000 total long-term debt amounted to 42% of total capitalization (shareholder's equity plus borrowings) and the Company believes that it has additional long-term borrowing capacity.

Minimum required principal payments, as of December 31, 2000 (assuming the Convertible Debt does not convert), under the Company's debt agreements are as follows:



                  2001                    $  2,104,000
                  2002                       2,315,000
                  2003                       3,462,000
                  2004                       2,250,000
                  2005                       5,351,000
                  thereafter                21,966,000
                                          ------------
                                          $ 37,448,000
                                          ============

In the event some or all of the Convertible Debt is converted into common shares, the amount of minimum required cash principal payments subsequent to 2005 would be reduced by the amount of the debt so converted.

In February 2001, the Company entered into an agreement to acquire a portion of the land underlying the Wilmington refinery along with approximately 1.4 acres that are contiguous to the refinery for approximately $2,600,000. The transaction, which is subject to certain conditions, is expected to close in the second quarter of 2001 and will be funded out of available cash.

Over the past three years the Company has generated average cash flows from operations of $8,143,000 per year and the Company believes that such internally generated liquidity, together with access to external resources will be sufficient to satisfy existing commitments and plans and also to provide some opportunity for additional growth.

The Company believes its current level of letter of credit facility is sufficient to guarantee requirements for crude oil purchases, collateralize other obligations and support hedging activities at current crude price levels. However, due to the volatility in the price of crude oil there can be no assurance that these facilities will be adequate in the future. If crude oil prices increased beyond the level of the Company's letter of credit facilities, it would be required to prepay for crude oil or reduce its crude oil purchases, either of which would adversely impact profitability.

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

The Company borrowed an additional $2,500,000 from its existing senior lender in April 2000 to provide funding for a new 155,000 gross barrel storage tank at its Benicia refinery. This borrowing amortizes over a three year period with a final principal payment of $1,250,000 in 2003. The additional storage capacity has enabled the Company to increase asphalt and light end production at its Benicia refinery during periods of lower asphalt demand.

On January 21, 1999, the Company entered into a seven-year, $13,390,000 senior note with Boeing Capital Corporation. The note amortizes monthly and bears interest at 9.234%. The proceeds of $13,390,000 were used to retire all $12,798,000 of Huntway's then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital. This borrowing amortizes over an 84-month period beginning in February 1999. Monthly payments on the debt including principal and interest total approximately $218,000.

On June 1, 1998 the Company converted to corporate form. Accordingly, earnings generated subsequent to that date are subject to state and federal taxes.

The average interest rate and weighted average debt outstanding during each of the past three years was as follows:

                                            Average
                                           Interest        Weighted Average
                                             Rate          Debt Outstanding
                                           ---------       ----------------

     1998....................................11.08%           $37,466,000
     1999.....................................9.51%           $37,117,000
     2000.....................................9.68%           $38,033,000

Scheduled fixed principal and cash interest payments in 2001 total $5,254,000. Principal and cash interest payments totaled $4,756,000 in 2000 and $4,428,000 in 1999.

Management continues to address all areas of the Company's operations in an effort to improve profitability and shareholder value through growth in the business, improvement in operations, as well as reduction in costs.



       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously noted, the Company's profitability depends largely on the spread between market prices for its refined products and its crude oil costs. A substantial and prolonged decrease in this overall spread would have a significant negative effect on the Company's earnings, financial position and cash flows. Approximately half of Huntway's production consists of light end products and half of liquid asphalt. The prices of Huntway's light end products have historically followed changes in crude oil prices over 12 to 18 month time periods despite high short-term volatility. Management believes that approximately 15% of Huntway's asphalt unit sales volume will be covered by contractual escalation and deescalation clauses with various state highway agencies, which are based upon various crude oil cost indexes. In an effort to mitigate the remaining risk, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are "zero cost collars" under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts' "ceiling" or "floor" levels, respectively. The Company's current arrangements are effective for January through October of 2001 and cover approximately 17% of its expected crude oil requirements over that period versus 55% at December 31, 1999. These arrangements provide that the Company will receive approximately $75,000 for every dollar by which the average monthly price for West Texas

Intermediate ("WTI") crude oil on the New York Mercantile Exchange exceeds $29.75 from January through October. The Company begins to pay approximately $75,000 for every dollar by which the average monthly price for WTI falls below $23.50. As of December 31, 2000 the price for WTI crude oil was approximately $27.00 and the net fair value of the instrument was a liability of approximately $531,000.

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999 the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133. In June 2000 the FASB issued SFAS No. 138 which amended certain provisions of SFAS No. 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It is effective for years beginning after June 15, 2000 and generally requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The statement also generally requires that changes during a reporting period in the fair value of a derivative instrument, be recognized in that periods' earnings unless the derivative instrument is considered a cash flow hedge and qualifies for hedge accounting and is designated for that period, by the reporting company, as a cash flow hedging instrument.

For the type of derivative instruments Huntway has historically entered into, if the derivative instrument meets the foregoing requirements, the effective portion of the gain on it is reflected on the balance sheet (in the equity section as Other Comprehensive Income) until the period in which the related hedged transaction is reported in operations, at which time the outstanding effective portion of such gain is also reported in operations. The remainder or ineffective portion of the periods' gain or any cumulative loss on the derivative instrument is always recorded in operations currently.

Although not certain, the Company expects that its derivative instruments will be considered cash flow hedges and qualify for hedge accounting. The Company cannot predict how it will designate those derivative instruments from period to period.

Upon adoption by the Company on January 1, 2001 the fair value, of the Company's crude oil hedging instruments was a negative $531,000 and was recorded as an implementation adjustment, net of the related tax benefit.

The Company believes that while the adoption of this pronouncement should not have any long term impact upon its financial statements it may significantly increase the period to period volatility of its reported results of operations.

To a lesser extent, the Company is also exposed to risks associated with interest rate fluctuations. However, because the Company invests only in short-term investment grade securities and, as discussed in Note 3 to the financial statements, has only fixed rate debt, such risks to its cash flows are not material. However, the fixed rate debt does expose the Company to losses in fair value when interest rates decline. This fair value loss represents the opportunity cost of not obtaining financing in the lower rate environment. A 10% increase or decrease in interest rates would lower or raise the fair value of the Company's currently outstanding debt instruments by approximately $2,000,000, respectively.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders,

We have audited the accompanying consolidated balance sheets of Huntway Refining Company, successor to Huntway Partners, L.P. (a limited partnership), and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntway Refining Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.











/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Los Angeles, California
February 5, 2001
(March 23, 2001 as to Note 2)

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999

                                                2000          1999
                                           ------------   ------------

CURRENT ASSETS:
   Cash and Cash Equivalents               $ 18,022,000   $ 10,445,000
   Accounts Receivable - Net                 10,917,000      8,444,000
   Inventories                                6,287,000      2,754,000
   Prepaid Expenses                             690,000      1,309,000
                                           ------------   ------------
      Total Current Assets                   35,916,000     22,952,000

PROPERTY - NET                               65,935,000     64,398,000

OTHER ASSETS - NET                            1,748,000      2,059,000

GOODWILL - NET                                1,530,000      1,587,000
                                           ------------   ------------

TOTAL ASSETS                               $105,129,000   $ 90,996,000
                                           ============   ============

CURRENT LIABILITIES:
   Accounts  Payable                       $  9,480,000   $  8,528,000
   Current Portion of Long-Term Debt          2,104,000      1,548,000
   Accrued Interest                             825,000        608,000
   Other Accrued Liabilities                  2,126,000        975,000
                                           ------------   ------------
      Total Current Liabilities              14,535,000     11,659,000

Long-Term Debt                               35,344,000     34,905,000

Deferred Income Taxes                         4,264,000      2,783,000

CAPITAL:
   Preferred Stock (1,000,000 shares
     authorized, none issued)                         -              -
   Common Stock (75,000,000 shares
     authorized, 15,004,771 outstanding)        150,000        150,000
   Additional Paid-In Capital                34,898,000     34,698,000
   Retained Earnings                         15,938,000      6,801,000
                                           ------------   ------------
      Total Capital                          50,986,000     41,649,000
                                           ------------   ------------

TOTAL LIABILITIES AND CAPITAL              $105,129,000   $ 90,996,000
                                           ============   ============

See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2000, 1999 and 1998

                                        2000           1999           1998
                                    ------------   ------------   ------------

Sales                               $193,293,000   $111,170,000   $ 79,050,000
                                    ------------   ------------   ------------

Costs & Expenses:
  Material & Processing Costs        163,986,000     93,627,000     61,719,000
  Selling and Administration
   Expenses                            7,881,000      5,634,000      6,143,000
  Interest Expense, net                3,320,000      3,420,000      3,368,000
  Depreciation and Amortization        2,909,000      2,715,000      2,605,000
                                    ------------   ------------   ------------
Total Costs and Expenses             178,096,000    105,396,000     73,835,000
                                    ------------   ------------   ------------

Income before Income Taxes            15,197,000      5,774,000      5,215,000

Provision for Income Taxes             6,060,000      2,080,000      2,071,000
                                    ------------   ------------   ------------

Net Income                          $  9,137,000   $  3,694,000   $  3,144,000
                                    ============   ============   ============

Basic Earnings per Share:           $       0.61   $       0.25   $       0.21
                                    ============   ============   ============

Diluted Earnings per Share:         $       0.33   $       0.16   $       0.15
                                    ============   ============   ============

See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998


                                                           2000            1999            1998
                                                       ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $  9,137,000    $  3,694,000    $  3,144,000
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
     Interest Expense Paid by the Issuance of Notes         286,000         278,000         248,000
     Depreciation and Amortization                        2,909,000       2,715,000       2,605,000
     Deferred Income Taxes                                1,481,000       1,843,000         940,000
     Changes in Operating Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable        (2,473,000)     (4,462,000)         83,000
       Decrease (Increase) in Inventories                (3,501,000)        779,000         634,000
       Decrease (Increase) in Prepaid Expenses              619,000        (851,000)        138,000
       Increase (Decrease) in Accounts Payable              952,000       5,013,000      (3,215,000)
       Increase (Decrease) in Accrued Liabilities         1,368,000      (1,099,000)      1,164,000
                                                       ------------    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                10,778,000       7,910,000       5,741,000
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Property                                  (3,833,000)     (7,077,000)     (2,554,000)
  Sale of Surplus Property                                        -         331,000               -
  Other Assets                                              (77,000)     (1,011,000)       (381,000)
                                                       ------------    ------------    ------------

NET CASH USED BY INVESTING ACTIVITIES                    (3,910,000)     (7,757,000)     (2,935,000)
                                                       ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                                      123,000         262,000
  Issuance Costs and Expenses                                     -               -         (16,000)
  Proceeds from Issuance of Long-Term Debt                2,500,000      13,408,000               -
  Repayment of Long-Term Obligations                     (1,791,000)    (14,149,000)     (1,548,000)
                                                       ------------    ------------    ------------

NET CASH PROVIDED (USED)  BY FINANCING ACTIVITIES           709,000        (618,000)     (1,302,000)
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      7,577,000        (465,000)      1,504,000

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          10,445,000      10,910,000       9,406,000
                                                       ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD              $ 18,022,000    $ 10,445,000    $ 10,910,000
                                                       ============    ============    ============
SUPPLEMENTAL DISCLOSURES:
Interest Paid in Cash During the Period                $  2,817,000    $  3,127,000    $  3,098,000
                                                       ============    ============    ============
Income Taxes Paid in Cash During the Period            $  4,300,000    $    503,000    $  1,131,000
                                                       ============    ============    ============
Issuance of Notes Not Involving Cash                   $    286,000    $    278,000    $    248,000
                                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

HUNTWAY REFINING COMPANY
CONSOLIDATED STATEMENT OF CAPITAL


                                                                         Additional                    Treasury
                                           Partners'        Common        Paid In         Retained       Stock         Total
                                            Capital         Stock         Capital         Earnings     (at cost)      Capital
                                         ------------    ------------   ------------    ------------   ----------   ------------
Balance at January 1, 1998               $ 33,779,000                                                               $ 33,779,000
Earned Portion of Option Awards               212,000                   $    209,000                                     421,000
Net Income for the Year
    Ended December 31, 1998                    37,000                                   $  3,107,000                   3,144,000
Issuance of 14,731,271 shares in
    exchange for partnership interests    (34,028,000)   $    147,000     33,881,000                                           -

Sale and Issuance of 150,000 shares                             2,000        260,000                                     262,000

Issuance Costs                                                               (16,000)                                    (16,000)
Sale and Issuance of 850,000 shares
    to Huntway Partners L.P. and
    reclassified to Treasury Stock
    upon Merger                                                 8,000          1,000                   $   (9,000)             -
                                         ------------    ------------   ------------    ------------   ----------   ------------
Balance at December 31, 1998                        -         157,000     34,335,000       3,107,000   $   (9,000)    37,590,000

Earned Portion of Option Awards                                              242,000                                     242,000
Net Income for the Year
    Ended December 31, 1999                                                                3,694,000                   3,694,000
Sale and Issuance of 123,500 shares
    from Exercise of Stock Options                  -           1,000        122,000               -            -        123,000
                                         ------------    ------------   ------------    ------------   ----------   ------------
Balance at December 31, 1999                        -         158,000     34,699,000       6,801,000       (9,000)    41,649,000

Earned Portion of Option Awards                                              200,000                                     200,000
Net Income for the Year
    Ended December 31, 2000                         -               -              -       9,137,000            -      9,137,000
                                         ------------    ------------   ------------    ------------   ----------   ------------
Balance at December 31, 2000             $          -    $    158,000   $ 34,899,000    $ 15,938,000   $   (9,000)  $ 50,986,000
                                         ============    ============   ============    ============   ==========   ============

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

GENERAL. Huntway Refining Company, a Delaware corporation, is engaged primarily in the operation of the 6,000 barrel-per-day Wilmington refinery located in Southern California and the 13,000 barrel-per-day Benicia refinery located in Northern California, which produce and sell refined petroleum products. The Company also owns a facility in Arizona that is being held for use as a petroleum products terminal.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Huntway Refining Company and its subsidiary, Sunbelt Refining Company, L.P. ("Sunbelt"). All significant inter-company items have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS. Short-term, highly liquid investments with purchased maturities of three months or less are classified as cash and cash equivalents. These investments are stated at cost, which approximates fair value.

EXCHANGE TRANSACTIONS. In connection with its refinery activities, the Company engages from time to time in exchange transactions common to the industry where crude oil or refined product is exchanged with other unrelated entities for similar commodities. The accounting of such exchanges is based on the recorded value of the commodities relinquished. At December 31, 2000 and 1999 Huntway Refining Company owed balances, which were included in inventories, for commodities on exchange valued at approximately $314,000 and $133,000, respectively.

ENVIRONMENTAL COSTS. The Company is subject to various environmental laws and regulations of the United States and the states of California and Arizona. As is the case with other companies engaged in similar industries, the Company faces exposure from potential claims and lawsuits involving environmental matters. These matters may involve alleged soil and water contamination and air pollution. The Company's policy is to accrue environmental and clean-up costs when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. The Company expenses or capitalizes costs associated with environmental clean-up and other repairs and maintenance at its refineries in accordance with Emerging Issues Task Force Issue 90-8 and exhibits thereto.

TURNAROUND COSTS. Costs of turnarounds, which consist of complete shutdown and inspection of a refinery unit for repair and maintenance, are deferred and amortized over the estimated period of benefit, generally 18 months. Included in prepaid expenses are unamortized turnaround costs of $104,000 and $760,000 at December 31, 2000 and 1999 respectively.

ACCOUNTS RECEIVABLE. Included in accounts receivable are allowances for doubtful accounts of $525,000 and $143,000 at December 31, 2000 and 1999 respectively.

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

No provision has been made for income taxes in the accompanying consolidated financial statements for periods prior to June 1, 1998 when the operations of the Company were carried on in partnership form as the taxable income or loss of the Partnership was allocated to each partner in accordance with the provisions of the partnership agreement. The partnership agreement generally provided that income, loss and cash distributions be allocated 1 percent to the general partners and 99 percent to the limited partners. In turn, each partner's tax status determined the appropriate income tax for that partner's allocated share of Partnership's taxable income or loss.

INVENTORIES. Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method (LIFO), which is not in excess of market. Management believes the LIFO method of accounting for inventories is preferable because it more closely matches revenues and expenses and reflects the prevailing practice in the petroleum industry.

LIFO decreased net income for 2000 by approximately $510,000 or approximately $.02 per diluted share. The effect of LIFO in 1999 was to decrease net income by approximately $1,256,000 or approximately $.04 per diluted share. For 1998 the effect was to increase net income and net income per diluted share by approximately $1,028,000 and approximately $.07, respectively.

Inventories at December 31, 2000 and 1999 were as follows:

                                 2000               1999
                             -----------        -----------

Finished Products            $ 5,991,000        $ 2,264,000
Crude Oil and Supplies         3,253,000          2,583,000
                             -----------        -----------

                               9,244,000          4,847,000
Less LIFO Reserve             (2,957,000)        (2,093,000)
                             -----------        -----------

Total                        $ 6,287,000        $ 2,754,000
                             ===========        ===========

HEDGING ACTIVITIES. From time to time, the Company enters into contracts intended to partially hedge its exposure to crude oil price fluctuations. Historically, such contracts are "zero cost collars" under which the Company receives or makes a monthly payment if crude oil prices for the month rise above, or fall below, the contracts' "ceiling" or "floor" levels, respectively. Because these contracts relate to the Company's basic raw material and cover amounts significantly less than the Company's actual usage, cash flows associated with such hedging transactions are considered an integral part of the cost of acquiring crude oil and are included in the cost when purchased. In 2000 and 1999, such hedges reduced the cost of crude oil acquired by $8,585,000 or approximately 6% and $2,044,000 or approximately 3%, respectively. In contrast, during 1998, such hedges increased the cost of crude oil acquired by $2,187,000 or approximately 5%. The Company's current arrangements are effective for January through October of 2001 and cover approximately 17% of its expected crude oil requirements over that period. These arrangements provide that the Company will receive approximately $75,000 for every dollar by which the average monthly price for West Texas Intermediate ("WTI") crude oil on the New York Mercantile Exchange exceeds $29.75 from January through October. As of December 31, 2000 the price for WTI crude oil was approximately $27.00. The Company begins to pay approximately $75,000 for every dollar by which the average monthly price for WTI falls below $23.50.

PROPERTY AND DEPRECIATION. Property is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Facilities that are temporarily closed are retained in the property accounts as idle facilities and are depreciated.

Property at December 31, 2000 and 1999 consisted of:

                                       DEPRECIABLE
                                           LIFE                2000             1999
                                       -----------        -------------     ------------
Land                                                      $   2,176,000     $  2,176,000
Buildings                                 40 yrs.               887,000          887,000
Refineries and Related Equipment          40 yrs.            84,089,000       79,964,000
Other                                   5 - 10 yrs.           1,424,000        1,291,000
Construction in Progress                                        791,000        1,217,000
Idle Facilities                                                 896,000          896,000
                                                          -------------     ------------
                                                             90,263,000       86,431,000
Less Accumulated Depreciation
   and Amortization                                         (24,328,000)     (22,033,000)
                                                          -------------     ------------
Property - Net                                            $  65,935,000     $ 64,398,000
                                                          =============     ============

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

Other assets at December 31, 2000 and 1999 consisted of:

                                     2000           1999
                                -----------    -----------
Computer Software               $ 1,014,000    $   893,000
Loan Costs                        1,495,000      1,366,000
Deposits                            178,000        416,000
Other                               768,000        739,000
                                -----------    -----------
                                  3,455,000      3,414,000

Less Accumulated Amortization    (1,707,000)    (1,355,000)
                                -----------    -----------
Other Assets - Net              $ 1,748,000    $ 2,059,000)
                                ===========    ===========


GOODWILL. Goodwill is stated at cost and amortized using the straight-line method over a period of 40 years and relates to the Company's California refineries. Huntway Refining Company's refineries are designed to produce asphalt and unfinished light-end products and, accordingly, are not prone to obsolescence to the same degree as more sophisticated refineries. The Company evaluates such goodwill and other long-lived assets for impairment whenever changes in circumstances indicate that the carrying value may not be fully recoverable from projected, undiscounted net cash flows of the two refineries. The related accumulated amortization at December 31, 2000 and 1999 was $758,000 and $700,000, respectively.

INTEREST CAPITALIZATION. The Company capitalizes interest incurred in connection with the construction of refinery facilities. In 2000, $58,000 of interest was capitalized relating to the construction of the new 155,000 barrel asphalt tank at the Benicia refinery. In 1999, $82,000 of interest was capitalized in connection with the expansion and modernization of the Benicia refinery. In 1998, $68,000 of interest was capitalized relating to the waste water treatment facility at the Wilmington refinery.

OTHER ACCRUED LIABILITIES. Included in other accrued liabilities at December 31, 2000 and 1999 are accrued compensation-related costs of $2,228,000 and $1,142,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The recorded values of accounts receivable, accounts payable and accrued expenses approximate their fair values based on their short-term nature. The recorded values of the convertible debt, the senior secured notes and the junior subordinated debentures approximate fair value as the contractual rates of interest approximate market rates. The combined fair value of the 12% Senior Secured Notes and the Industrial Development Bonds was approximately $12,000,000 at December 31, 1998. The fair value of crude oil hedging instruments was a liability of approximately $531,000 at December 31, 2000. The fair value of such arrangements at December 31, 1999 was approximately $3,800,000.

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

RECLASSIFICATIONS AND NEW ACCOUNTING STANDARDS. Certain items in the prior year's financial statements have been reclassified to conform to the current year presentation.

In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999 the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133. In June 2000 the FASB issued SFAS No. 138 which amended certain provisions of SFAS No. 133. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It is effective for years beginning after June 15, 2000 and generally requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The statement generally requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific criteria are met.

All of Huntway's Hedge Instruments are considered cash flow hedges and SFAS No. 133 allows, but does not require, hedge accounting, as defined in the statement, for them. SFAS 133 provides that the effective portion of the gain or loss on these hedges, providing they qualify and are designated as cash flow hedging instruments, be reported as a component of other comprehensive income and be recorded in operations in the same periods in which the related forecasted hedged transaction is reported. The ineffective portion of the gain or loss on the derivative instrument, if any, must be recorded in operations currently.

Upon adoption by the Company on January 1, 2001 the fair value, net of tax benefit, of the Company's crude oil hedging instruments, discussed under Fair Value of Financial Instruments above, was recorded as an implementation adjustment.

The Company believes that while the adoption of this pronouncement should not have any long term impact upon its financial statements it may significantly increase the period to period volatility of its reported results of operations.

NOTE 2.  SUBSEQUENT EVENTS

On March 20, 2001, the Company entered into an Agreement and Plan of Merger with a wholly-owned subsidiary of Valero Energy Corporation ("Valero"). In the merger, holders of Huntway common stock will receive $1.90 per share, without interest, for each share of the Huntway common stock. Pursuant to the Agreement and Plan of Merger, Valero will also repay or acquire certain of the outstanding indebtedness of the Company.

Consummation of the merger is subject to a number of conditions precedent described in the Agreement and Plan of Merger, including without limitation approval by Huntway stockholders. The merger is not subject to a financing contingency. The Company currently anticipates that the merger will close before the end of the second quarter of this year.

The Agreement and Plan of Merger contains covenants that require the Company to conduct its business in the ordinary course and restrict the ability of the Company to among other things buy and sell assets, invest in certain capital projects and enter into hedging arrangements, without the prior written consent of Valero.

For more detailed information concerning the foregoing, please refer to the Agreement and Plan of Merger, which is incorporated by reference into this Form 10-K.

In February 2001, the Company entered into an agreement to acquire a portion of the land underlying the Wilmington refinery along with approximately 1.4 acres that are contiguous to the refinery for approximately $2,600,000. The transaction, which is subject to certain conditions, is expected to close in the second quarter of 2001.

NOTE 3.  FINANCING ARRANGEMENTS

On October 29, 1999 the Company terminated its then existing $17,500,000 letter of credit facility and entered into a new $20,000,000 revolving credit facility with Bank of America, N.A. ("The Bank"). The new facility is collateralized by the Company's current assets and is subject to a borrowing base limitation. On August 2, 2000 an agreement was entered into to amend the facility and increase the overall credit limit to $30,000,000 between May 1st and November 30th and $25,000,000 between December 1st and April 30th. Up to $10,000,000 of the facility may be borrowed for working capital purposes but it will primarily be used for the issuance of standby letters of credit securing the purchase of crude oil. Borrowings under the facility generally bear interest at The Bank's reference rate, 9.5% at December 31, 2000, while letter of credit fees are 1.5% (versus 2.0% under the old facility) on the face amount. There is also a .25% fee (versus .50% under the old facility) on the unused portion of the facility. Up to $2,000,000 may be used for the issuance of standby letters of credit supporting crude oil hedging arrangements. The facility expires on June 1, 2002. At December 31, 2000 there were no outstanding borrowings under the facility.

The Company's long term debt as of December 31, 2000 and 1999 consisted of the following:

                                                     2000           1999
                                                  -----------   -----------

9.25% Senior Subordinated Convertible Notes
   Due October 15, 2007                           $21,750,000   $21,750,000

9.234% Senior Secured Note due January 21, 2006    10,544,000    12,089,000

10.705% Senior Secured Note due April 20, 2003      2,256,000             -

12% Junior Subordinated Debentures due
   December 31, 2005                                2,883,000     2,597,000

Other                                                  15,000        17,000
                                                  -----------   -----------
Total                                              37,448,000    36,453,000

Less Amount Classified as Current                   2,104,000     1,548,000
                                                  -----------   -----------

Net Long-Term Debt                                $35,344,000   $34,905,000
                                                  ===========   ===========

All of the Company's assets serve as collateral under these arrangements.

On April 12, 2000 the Company entered into a new $2,500,000 senior secured note with Boeing Capital Corporation. The note bears interest at 10.705% and is due April 20, 2003. One half or $1,250,000 of the original principal balance is to be paid ratably over the period with the remaining $1,250,000 paid at maturity. Along with the existing senior secured note, also with Boeing Capital, this note is primarily collateralized by the Company's non-current assets.

On January 21, 1999, the Company entered into a seven-year, $13,390,000 senior note with Boeing Capital Corporation. The note amortizes monthly and bears interest at 9.234%. The proceeds of $13,390,000 were used to retire all $12,798,000 of Huntway's then existing senior debt, to pay transaction costs and to provide the Company with a small amount of working capital.

The $21,750,000 in 9.25% Senior Subordinated Secured Convertible Notes (the Convertible Debt) due on October 15, 2007, are convertible into equity at $1.50 per share (subject to adjustment). The Company can force conversion providing the price of Huntway's stock exceeds $2.50 for at least 10 consecutive trading days during which the cumulative sales volume of the Company's common stock is at least 200,000 shares. On an as converted basis, total shares would increase to 29,504,771. Interest on the Convertible Debt is due on June 30 and December 31 and the principal balance is due October 15, 2007 unless earlier converted.

The 12% junior subordinated debentures mature on December 31, 2005. No principal payments or prepayments will be made on the junior subordinated debentures until all senior secured notes are paid in full. Interest on the junior subordinated debt at 12% is payable only in kind.

Minimum required principal payments, as of December 31, 2000 (assuming the Convertible Debt does not convert), under the Company's debt agreements are as follows:

                  2001                      $  2,104,000
                  2002                         2,315,000
                  2003                         3,462,000
                  2004                         2,250,000
                  2005                         5,351,000
                  thereafter                  21,966,000
                                            ------------
                                            $ 37,448,000
                                            ============

In the event some or all of the Convertible Debt is converted into common shares, the amount of minimum required cash principal payments subsequent to 2005 would be reduced by the amount of the debt so converted.


NOTE 4.  INCOME TAXES

Prior to the conversion to corporate form on June 1, 1998, the Partnership (a publicly-traded partnership for federal and state income tax purposes) was not subject to income taxes as the Partnership's income or loss was allocated directly to its partners.

The Conversion was structured as a merger of affiliated entities; it did not have an impact on the "book basis" of Huntway's assets. Because the tax basis of the assets was approximately equal to the "book basis" no deferred tax asset or liability was recorded as a result of the Conversion.

The provision for income taxes consisted of the following:

     Current:                              2000          1999          1998
                                        -----------   -----------   -----------
      Federal                           $ 3,960,000   $   222,000   $ 1,024,000
      State                                 619,000        15,000       107,000
                                        -----------   -----------   -----------
      Total Current Tax Provision         4,579,000       237,000     1,131,000
                                        -----------   -----------   -----------
     Deferred:
      Federal                             1,087,000     1,657,000       724,000
      State                                 394,000       186,000       216,000
                                        -----------   -----------   -----------
      Total Deferred Tax Provision        1,481,000     1,843,000       940,000
                                        -----------   -----------   -----------
     Total Provision for Income Taxes   $ 6,060,000   $ 2,080,000   $ 2,071,000
                                        ===========   ===========   ===========

The provision for state income taxes for 1999 has been reduced by the impact of estimated investment credits of approximately $284,000.

A reconciliation of the significant differences between the federal statutory income tax rate and the effective tax rate on pre-tax income is as follows:

                                                     2000          1999           1998
                                                 -----------   -----------    -----------
Provision at Federal statutory rate              $ 5,167,000   $ 1,963,000    $ 1,773,000
State income taxes net of  federal tax benefit       883,000       133,000        213,000
Other                                                 10,000       (16,000         85,000
                                                 -----------   -----------    -----------
Provision for Income Taxes                       $ 6,060,000   $ 2,080,000    $ 2,071,000
                                                 ===========   ===========    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. The primary components of the Company's deferred tax liability are as follows:

                                                     2000          1999
                                                 -----------   -----------
Depreciation and Amortization                    $ 4,111,000   $ 2,682,000
Other                                                153,000       101,000
                                                 -----------   -----------
Deferred Tax Liability                           $ 4,264,000   $ 2,783,000
                                                 ===========   ===========

NOTE 5.  LEASE COMMITMENTS

The Company has entered into certain ground leases for its refinery facilities. Such leases range from one to 31 years in duration. All such leases are classified as operating leases.

The Company also leases a deep-water terminal facility in Benicia, California. Under terms of the lease agreement, the Company pays minimum annual lease payments of approximately $385,000 through the year 2031, subject to an escalation clause. This lease is cancelable upon one year's notice and is accounted for as an operating lease.

Future minimum annual rental payments required under operating leases, which have non-cancelable lease terms of one year or more, as of December 31, 2000, are:


                   2001                             $   720,000
                   2002                                 244,000
                   2003                                 243,000
                   2004                                  12,000
                   2005                                  12,000
                   Thereafter                            36,000
                                                     ----------

                   Total                             $1,267,000
                                                     ==========


Rental expense for all operating leases (some of which have terms of less than a year) was $1,051,000, $1,164,000 and $1,011,000 for the years ended December 31,
2000, 1999 and 1998, respectively.

NOTE 6. BASIC AND DILUTED SHARES/UNITS OUTSTANDING, EARNINGS PER SHARE/UNIT AND ALLOCATION OF INCOME AND LOSS

The following table summarizes the changes in the equity interests over each of the past three years:

                                        Interest of     Limited         Total        Outstanding   Outstanding
                                          General       Partner       Equivalent       Common       Preferred
                                          Partners       Units          Units           Stock         Stock
                                        -----------   -----------     ----------     -----------   -----------
Balance at December 31, 1997               147,313     14,583,958     14,731,271              -            -
Issuance of Common Shares in
  Exchange for Partnership Interests      (147,313)   (14,583,958)   (14,731,271)    14,731,271            -
Sale and Issuance of Common Shares               -              -              -      1,000,000            -
Treasury Stock Acquired in Merger                -              -              -       (850,000)           -
                                         ---------     ----------    -----------     ----------      -------
Balance at December 31, 1998                     -              -              -     14,881,271            -
Sale and Issuance of Common Shares               -              -              -        123,500            -
                                         ---------     ----------    -----------     ----------      -------
Balance at December 31, 1999                     -              -              -     15,004,771            -
Sale and Issuance of Common Shares               -              -              -              -            -
                                         ---------     ----------    -----------     ----------      -------
Balance at December 31, 2000                     -              -              -     15,004,771            -
                                         =========     ==========    ===========     ==========      =======

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

The following table reconciles the calculation of basic and fully diluted earnings per share or unit (000's omitted):

                                      For the Year Ended                For the Year Ended                 For the Year Ended
                                      December 31, 2000                 December 31, 1999                  December 31, 1998
                                                        Per-                                Per-                               Per-
                                Income       Shares     Share     Income        Shares      Share     Income       Shares     Share
                              (Numerator) (Denominator) Amount  (Numerator)  (Denominator)  Amount  (Numerator) (Denominator) Amount
                              --------------------------------  ----------------------------------  --------------------------------
Net Income                     $ 9,137                           $3,694                               $3,144
                               -------                           ------                               ------
Weighted Average Shares
  Outstanding:
Common Shares                                15,005                            14,971                             14,806
                                             ------                            ------                             ------
Basic Earnings Per Share         9,137       15,005     $0.61     3,694        14,971       $0.25      3,144      14,806     $0.21
                                                        =====                               =====                            =====
Effect of Dilutive
Securities:
  Share Options                               1,469                             1,885                              1,888
    Convertible Debt             1,207       14,500               1,207        14,500                  1,542      14,500
                               -------       ------              ------        ------                 ------      ------
Diluted Earnings Per Share     $10,344       30,974     $0.33    $4,901        31,356       $0.16     $4,686      31,194     $0.15
                               =======       ======     =====    ======        ======       =====     ======      ======     =====

For 2000, 1999 and 1998 options to purchase 1,813,000, 1,451,000 and 1,273,000 shares respectively at prices, which ranged from $1.25 to $1.625, were not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 7.  PROFIT SHARING AND TAX DEFERRED SAVINGS (401K) PLAN AND PENSION PLAN

The Company has a profit sharing and tax deferred savings (401K) plan and a defined contribution pension plan. The Company's contributions to the plans generally vest to participants on the basis of length of employment. The Company matches up to 2% of participants' base compensation to the tax deferred savings
(401K) plan. Profit sharing contributions by the Company, also based on base compensation, may be made from profits not to exceed the Company's current net income. Profit sharing contributions of 7% have been paid for 2000 and profit sharing contributions of 4% were paid for 1999 and 1998, respectively. The Company also makes a minimum pension contribution equal to 4% of participants' base compensation, which is made each year regardless of current profits or losses.

The amounts of the Company's contributions to the plans charged to income for the years ended December 31, 2000, 1999, and 1998 were $578,000, $568,000, and
$444,000, respectively.


NOTE 8.  STOCK OPTIONS

In 1998, the Company created the 1998 stock option plan (the "Share Plan") to compensate certain directors, officers and employees of the Company. The Share Plan provides for the issuance of up to 2,000,000 common shares and does not have a fixed termination date.

In 1996, the Partnership created an option plan for its employees and management entitled the 1996 Huntway Employee Incentive Option Plan (the "Unit Plan"). Effective with the Conversion, Huntway Refining Company assumed the obligation to issue securities under the Unit Plan and will issue one share for each unit option exercised. As of the Conversion on June 1, 1998 there were 3,957,750 unit options outstanding under the Unit Plan and no additional options may be granted subsequent to that date.

The Compensation Committee of Huntway's Board of Directors administers both plans. No member of the Compensation Committee may be an employee of Huntway Refining Company.

The following summarizes stock option activity for the years ended December 31, 1998, 1999 and 2000:

                                                      Non-                         Weighted
                                     Incentive     Qualified      Other             Average
                                       Stock         Stock        Stock            Exercise
                                      Options       Options      Options             Price
                                     ---------     ---------     ---------        -----------

Outstanding at January 1, 1998             -       2,794,000     1,146,059        $      0.50
  Granted                                  -       1,368,500             -        $      1.52
  Exercised                                -               -             -        $       -
  Canceled                                 -          (3,000)            -        $      0.92
                                     -------       ---------     ---------        -----------
Balance at December 31, 1998               -       4,159,500     1,146,059        $      0.76
  Granted                                  -         300,000             -        $      1.63
  Exercised                                -        (123,500)            -        $      0.50
  Canceled                                 -         (62,500)            -        $      1.13
                                     -------       ---------     ---------        -----------
Balance at December 31, 1999               -       4,273,500     1,146,059        $      0.81
  Granted                                  -         300,000             -        $      1.17
  Exercised                                -               -             -        $      -
  Canceled                                 -         (24,500)            -        $      1.17
                                     -------       ---------     ---------        -----------
Balance at December 31, 2000               -       4,549,000     1,146,059        $      0.83
                                     =======       =========     =========        ===========


The following summarizes pricing and term information for options outstanding at December 31, 2000:

                                           Weighted
                         Number            Average
                      Outstanding at       Remaining          Exercisable at
  Exercise Prices   December 31, 2000  Contractual Life     December 31, 2000
  ---------------   -----------------  ----------------     -----------------
      $0.500           3,782,559           6.0 years            3,782,559
      $1.000             100,000           9.4 years                    -
      $1.250             200,000           9.3 years              100,000
      $1.500           1,137,500           7.1 years            1,137,500
      $1.625             175,000           7.6 years               75,000
      $1.625             300,000           9.1 years              300,000
                     -----------          ----------           ----------
                       5,695,059           6.6 years            5,395,059
                     ===========          ==========           ==========


On May 10, 2000 an option for 100,000 shares was issued under the Share Plan at a price of $1.00, which was the closing price of the underlying shares on that date. The option vests 25% on each of the first four anniversary dates of the grant and expires on May 10, 2010.

On January 7, 2000 options for 200,000 shares were issued under the Share Plan at a price of $1.25, which was the closing price of the underlying shares on that date. Of these options, 100,000 vested on March 1, 2000 and the remaining 100,000 vest no earlier than October 15, 2001 and no later than October 15, 2002. The options expire on January 7, 2010.

On August 5, 1999 options for 300,000 shares were issued under the Share Plan at a price of $1.625, which was the closing price of the underlying shares on that date. 150,000 of these options vested upon grant and the remaining 150,000 vested on October 15, 2000.

On June 16, 1998 options for 200,000 shares were issued under the Share Plan at a price of $1.625, which was the closing price of the underlying shares on that date. The options vest 25% on each of the first four anniversary dates of the grants and expire on June 16, 2008.

On January 27, 1998, 1,098,500 unit options were granted at $1.50. These options vested on October 15, 2000 and expire on October 15, 2010. On the grant date, the market price of the units was $2.125. On April 1, 1998 an additional 70,000 unit options were granted at $1.50 that vested on October 15, 2000 and expire on October 15, 2010. On the grant date the market price of the units was $1.8125. As a result of these transactions, $708,000 in deferred compensation expense was charged to income through 2000.

The Company accounts for its plans in accordance with Accounting Principles Board Opinion No. 25 and recorded compensation expense related to stock and unit option grants of $200,000, $242,000 and $421,000 in 2000, 1999 and 1998
respectively. Had compensation cost for the plans been determined in a manner consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", pro forma net income and net income per diluted share or unit would have been $8,809,000 and $0.32, respectively, for 2000, $3,324,000 and $0.14, respectively, for 1999 and $2,751,000 and $0.14, respectively, for 1998.

The fair value of stock options granted during 2000 was $207,000. The fair value of stock options was estimated on the grant date using the Black Scholes option pricing model with the following weighted average assumptions: Risk free interest rate of 7.00%; expected life of five years; and expected volatility of 67%.

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


NOTE 9. CONTINGENCIES

As the Company's business is the refining of crude oil into liquid asphalt and other light-end products, it is subject to certain environmental laws and regulations. Adherence to environmental laws and regulations creates the opportunity for unknown costs and loss contingencies to arise in the future. Unknown costs and loss contingencies could also occur due to the nature of the Company's business. The Company is not aware of any costs or loss contingencies relating to environmental laws and regulations that have not been recorded in its financial statements. However, future environmental costs cannot be reasonably estimated due to unknown factors. Although environmental costs may have a significant impact on results of operations for any single period, the Company believes that such costs will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Export sales were less than 5% of total sales in all periods.

Sales of liquid asphalt were approximately $96,045,000, $60,032,000 and $48,221,000 in 2000, 1999 and 1998, respectively. Sales of light-end products were approximately $97,248,000, $51,138,000 and $30,829,000 in 2000, 1999 and
1998, respectively.

One unrelated customer, Ultramar Diamond Shamrock, accounted for approximately 40% and 30% of revenues in 2000 and 1999, respectively. Two unrelated customers, Ultramar Diamond Shamrock and Mobil Oil, accounted for approximately 17% and 11% of revenues in 1998, respectively.


NOTE 11.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2000 and 1999:

                                              Quarter
                       -------------------------------------------------------
                          First         Second         Third        Fourth
                       ------------   -----------   -----------   -----------

Revenues:
    2000               $ 23,853,000   $46,240,000   $67,217,000   $55,983,000
    1999               $ 12,599,000   $22,655,000   $41,527,000   $34,389,000

Operating Income:
    2000               $    393,000   $ 4,214,000   $ 6,549,000   $ 7,361,000
    1999               $    891,000   $ 1,971,000   $ 4,387,000   $ 1,945,000

Net Income (Loss):
    2000               $   (254,000)  $ 1,974,000   $ 3,331,000   $ 4,086,000
    1999               $     21,000   $   666,000   $ 2,070,000   $   937,000

Basic Income (Loss)
 per Share:
    2000               $      (0.02)  $      0.13   $      0.22   $      0.27
    1999               $        -     $      0.04   $      0.14   $      0.06

Diluted Income (Loss)
 per Share:
    2000               $      (0.02)  $      0.07   $      0.12   $      0.14
    1999               $        -     $      0.03   $      0.08   $      0.04






    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

                                     None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the names, ages, positions with the Company and business experience of the directors and executive officers of the Company as of December 31, 2000, is set forth below:

    NAME                   AGE     POSITION
    ----                   ---     --------

    Warren J. Nelson        50     President, Chief Executive Officer
                                    and Director
    Earl G. Fleisher        50     Chief Financial Officer
    Terrance L. Stringer    59     Executive Vice President, Supply,
                                    Planning and Distribution
    Lucian A. Nawrocki      55     Executive Vice President, Asphalt Sales
    William G. Darnell      64     Vice President and General Manager/ Benicia
    Juan Y. Forster         64     Director
    Brian D. Hogan          56     Director
    Harris Kaplan           50     Director
    J.C. McFarland          54     Director
    Richard Spencer         48     Director

Executive Officers:

Warren J. Nelson has served as President and Chief Executive Officer of the Company since March 1, 2000 and Executive Vice President and Chief Financial Officer of the Company since prior to 1996 and until March 1, 2000. Mr. Nelson has been a Director of the Company since the Conversion.

Earl G. Fleisher has served as Chief Financial Officer of the Company since March 1, 2000 and Controller of the Company since prior to 1996.

Terrance L. Stringer has served as Executive Vice President of Supply, Planning and Distribution of the Company since prior to 1996.

Lucian A. Nawrocki has served as Executive Vice President of Asphalt Sales of the Company since prior to 1996.

William G. Darnell has served as Vice President of the Company and General Manager of Benicia since prior to 1996.

Directors:

Juan Y. Forster was President and Chief Executive Officer of the Company since prior to 1996 and until March 1, 2000. Mr. Forster has been a Director of the Company since the Conversion.

Brian D. Hogan has been Of Counsel to the law firm of Kirkland & Ellis since February 1, 2000. From 1975 to January 31, 2000, Mr. Hogan was a Partner at Kirkland & Ellis. Mr. Hogan has been a Director of the Company since May 2000 and is Chairman of the Compensation Committee and a member of the Audit Committee.

Harris Kaplan has been President of Eastgate Management Corporation, an offshore and domestic money management firm, since 1996. Mr. Kaplan was a member of the management team of Nabors Industries, an oil service company, from prior to 1994 to 1996. Mr. Kaplan has been a Director of the Company since the Conversion and is a member of the Audit Committee and the Compensation Committee.

J.C. McFarland has been an independent consultant since 1997 after having served as Chairman and Chief Executive Officer of McFarland Energy, Inc., an exploration and production company, from prior to 1994 to 1997.

Mr. McFarland has been a Director of the Company since the Conversion and is Chairman of the Audit Committee and a member of the Compensation Committee.

Richard Spencer has been Manager of Westcliff Management, LLC, a money management firm, since prior to 1995. Mr. Spencer has been a Director of the Company since the Conversion.

In connection with a refinancing by the Partnership in 1997, the Partnership agreed to use its best efforts to nominate and cause to be elected as a director of the Company at all times after the Conversion one individual selected by B III Capital Partners, L.P. ("B III") and one individual selected by Lighthouse Investors, L.L.C. ("Lighthouse"). This agreement expires with respect to B III or Lighthouse when such person no longer owns Senior Subordinated Secured Convertible Notes with a principal amount of at least $3.5 million or shares of Common Stock issued on conversion of such Notes with a principal amount of at least $3.5 million or a combination of the two. The individuals currently selected by B III and Lighthouse are Messrs. Kaplan and Spencer, respectively.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of reports of ownership, reports of changes of ownership and written representations under Section 16(a) of the Securities Exchange Act of 1934 which were furnished to the Company during or with respect to fiscal 2000 by persons which were, at any time during fiscal 2000, directors or officers of the Company or beneficial owners of more than 10% of the outstanding shares of Common Stock, all reports required by Section 16(a) during fiscal 2000 were filed on a timely basis.

                         ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth compensation information paid to our President and Chief Executive Officer and our four other executive officers who earned the most compensation during 2000.

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                            ANNUAL COMPENSATION                        AWARDS
                                                                                   ---------------
                                                                                     SECURITIES
NAME AND PRINCIPAL                    FISCAL                                         UNDERLYING          ALL OTHER
POSITION                               YEAR         SALARY ($)        BONUS ($)    OPTIONS/SARS(#)    COMPENSATION ($)
---------------------                 ------        ----------        ---------    ---------------    ----------------
Warren J. Nelson (1)                   2000         $234,273         $250,000          200,000         $ 25,265(2)
President and Chief                    1999          214,245           75,000               --           17,365
Executive Officer                      1998          207,000          207,000          180,000           17,510

Juan Y. Forster (1)                    2000         $ 58,145               --               --         $171,208(3)
President and Chief Executive          1999          316,969         $102,454               --           20,495
(retired effective March 1, 2000)      1998          306,250          306,000          180,000           19,487

Earl G. Fleisher (4)                   2000         $144,814         $105,000               --         $ 24,313(5)
Chief Financial Officer                1999          116,966           37,814               --           12,120
                                       1998          113,012          113,000           70,000           11,724

Terrance L. Stringer                   2000         $199,321         $125,000               --         $ 26,945(6)
Executive Vice President of            1999          199,321           64,414               --           19,055
Supply, Planning & Distribution        1998          192,581          192,000          110,000           19,146

Lucian A. Nawrocki                     2000         $159,694         $ 98,000               --         $ 26,408(7)
Executive Vice                         1999          159,694           51,615               --           17,663
President, Asphalt Sales               1998          154,294          154,000          110,000           17,086

William G. Darnell                     2000         $145,189         $ 98,000               --         $ 22,921(8)
Vice President and                     1999          130,596           42,210               --           14,385
General Manager,                       1998          126,180          126,000           90,000           14,017
Benicia

(1) Mr. Nelson succeeded Mr. Forster as President and Chief Executive Officer of the Company on March 1, 2000, upon the retirement of Mr. Forster. Compensation information for Mr. Nelson for 1998, 1999 and the first two months of 2000 represents amounts paid to Mr. Nelson for his service as the Executive Vice President and Chief Financial Officer of the Company.

(2) Consists of $23,890 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans and $1,366 for term life insurance paid for by our company during the year.

(3) Consists of $1,308 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans, $726 for term life insurance paid for by our company during the year and $169,174 paid pursuant to the Consulting Agreement between Mr. Forster and our company during 2000.

(4) Mr. Fleisher succeeded Mr. Nelson as Chief Financial Officer of the Company on March 1, 2000, upon Mr. Nelson becoming President and Chief Executive Officer. Compensation information for Mr. Fleisher for 1998, 1999 and the first three months of 2000 represents amounts paid to Mr. Fleisher for his service as Controller of the Company.

(5) Consists of $23,890 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans and $423 for term life insurance paid for by our company during the year.

(6) Consists of $23,890 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans and $3,055 for term life insurance paid for by our company during the year.

(7) Consists of $23,890 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans and $2,518 for term life insurance paid for by our company during the year.

(8) Consists of $20,403 of Company contributions for 2000 to our Profit Sharing and Money Purchase Plans and $2,518 for term life insurance paid for by our company during the year.

OPTION GRANTS DURING FISCAL 2000

The following table describes the option to acquire shares of Common Stock granted to Warren J. Nelson upon becoming the President and Chief Executive Officer of the Company in March 2000. No other executive officer named in the Summary Compensation Table above was granted options to acquire shares of Common Stock during fiscal 2000.

                                                PERCENT OF                                         POTENTIAL REALIZABLE VALUE
                           NUMBER OF           TOTAL OPTIONS                                        AT ASSUMED ANNUAL RATES
                           SECURITIES          GRANTED TO          EXERCISE                        OF STOCK PRICE APPRECIATION
                           UNDERLYING          EMPLOYEES IN        OR BASE                              FOR OPTION TERM
                            OPTIONS               FISCAL            PRICE         EXPIRATION       ---------------------------
NAME                     GRANTED (#) (1)         YEAR (%)           ($/SH)           DATE              5% ($)        10%($)
----                     ---------------       -------------       --------       ----------           ------        ------
Warren J. Nelson .......     200,000               100%              $1.25        01/07/2010         $157,224       $398,436

------------------
(1) Fifty-percent of the shares of Common Stock subject to the option vested on the date of grant and the remaining fifty-percent will vest on January 1, 2002, subject to certain exceptions.

AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND YEAR-END OPTION VALUES

The following table sets forth information with respect to exercises of options during fiscal 2000 by the executive officers named in the Summary Compensation Table above and the values of unexercised options held by them as of December 31, 2000.

                             NUMBER OF                          NUMBER OF SECURITIES           VALUE OF UNEXERCISED IN-
                              SHARES                            UNDERLYING UNEXERCISED            THE-MONEY OPTIONS AT
                             ACQUIRED          VALUE          OPTIONS AT FISCAL YEAR-END           FISCAL YEAR-END (1)
 NAME                       ON EXERCISE       REALIZED         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
 ----                       -----------       --------        --------------------------       --------------------------
 Warren J. Nelson                0               $0                 895,000/100,000                 $307,500 / $  --
 Juan Y. Forster                 0               $0                 740,250/   --                   $370,125 / $  --
 Earl G. Fleisher                0               $0                 187,500/   --                   $ 58,750 / $  --
 Terrance L. Stringer            0               $0                 405,000/   --                   $147,500 / $  --
 Lucian A. Nawrocki              0               $0                 382,500/   --                   $136,250 / $  --
 William G. Darnell              0               $0                 282,500/   --                   $ 96,250 / $  --

------------------
(1) Options are considered "in-the-money" if the fair market value of the underlying securities exceeds the exercise price of the options. The year-end values represent the difference between the fair market value of the Common Stock subject to in the money options (the closing price of the Common Stock on December 29, 2000, as reported on the New York Stock Exchange was $1.00 per share) and the exercise price of such options.


DIRECTOR COMPENSATION

We do not pay our directors any fee or additional compensation for service as such, except as described below. We do, however, reimburse Board members for out-of-pocket costs associated with attending meetings (such as travel, food and lodging).

We have compensated certain non-employee directors for service on the Board by granting them options under the Huntway Refining Company 1998 Stock Incentive Plan. Upon the election of Mr. Hogan to the Board of Directors in May 2000, we granted him an option under such Plan to purchase 100,000 shares of Common Stock at an exercise price equal to the market price on the date of grant. The option has a term of ten years and vests in four equal installments over four years, subject to certain exceptions. We may further compensate Mr. Hogan and the other non-employee directors for services on the Board, and may compensate future non-employee directors for such service, by granting them options under such Plan. The nature and amount of any such options have not yet been determined.

In consideration for services rendered as members of a special committee of the Board formed in June 2000, which was established to consider the strategic alternatives available to the Company, Messrs. Kaplan, McFarland and Hogan each received a cash payment of $50,000 and the Company entered into an Indemnification Agreement with each of them


PLANS, EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

PROFIT SHARING PLAN

Under our profit sharing plan, we may elect from time to time to make contributions to the plan for the accounts of eligible covered employees. In addition, each such employee may, within the limits applicable to tax-qualified plans, elect to have up to 15% of his or her compensation (excluding bonus and commission) contributed to his or her account by the Company on a pre-tax basis and we match such contribution up to 2% of such compensation. Account balances are invested in one or more third party investment funds selected by the employees from among those available under the plan. Contributions elected by employees vest immediately. Company discretionary and matching contributions vest beginning after three years of credited service under the plan, on a cumulative basis of 20% per year of credited service in excess of two. Vested contributions (after any earnings or losses from the investment thereof) are distributed in a lump sum or installments following termination of employment, but vested account balances may under certain circumstances be withdrawn or borrowed earlier.

MONEY PURCHASE PLAN

We have a defined contribution pension plan for all of our eligible covered employees. Under the plan, we contribute annually for the account of each eligible employee an amount equal to 4% of such employee's compensation (excluding bonus and commission). Contributions for the account of the employee are invested in one or more third party investment funds selected by the employee. Contributions vest beginning after two years of credited service under the plan, on a cumulative basis resulting in full vesting after seven years of such service. Vested contributions (after any earnings or losses from the investment thereof) are distributed in an annuity, a lump sum or installments following termination of employment.

NELSON EMPLOYMENT AGREEMENT

Effective March 1, 2000, we entered into an employment agreement with Mr. Nelson in connection with his promotion to the office of President and Chief Executive Officer of the Company. Mr. Nelson was thereupon granted an option for 200,000 shares of Common Stock of Huntway. The employment agreement is for a period of three years, but may be extended for additional one year terms prior to his sixty-fifth birthday.

The employment agreement with Mr. Nelson provides for among other things the following: $250,000 annual base salary, which may be increased by the board from time to time; discretionary bonus; discretionary stock options or other stock incentives; and health, welfare and other fringe benefits.

The agreement provides that in the event of a "change in control" of the Company, if Mr. Nelson is involuntarily terminated without "cause" or terminates his employment for "good reason" within twelve months following the change in control, Mr. Nelson will be entitled to among other things (i) a lump sum payment equal to three times his then current base salary and target performance bonus and (ii) to the continuation of certain health and other benefits for a period of three years following the then current term of his employment agreement, subject to certain limitations. The agreement also provides that in the event Mr. Nelson is terminated (other than in the context of change in control) for any reason other than "cause" or terminates his employment for "good reason," he will be entitled to among other things (i) a lump sum payment equal to his then current base salary and target performance bonus, (ii) the continuation of certain health and other benefits for a period of one year following termination of his employment and (iii) immediate vesting of all outstanding stock options and the right to exercise all stock options until 60 days following termination of his employment.

CHANGE IN CONTROL POLICY

Effective June 6, 2000, the Board of Directors approved a change in control policy for certain executive officers of the Company designated by the Board, including without limitation Messrs. Fleisher, Stringer, Nawrocki and Darnell. In the event of a "change in control" of the Company, if a participating executive officer is involuntarily terminated without "cause" or terminates his employment for "good reason" within twelve months following the change in control, such executive officer is entitled to receive (i) a lump sum payment equal to the officer's then current annual salary and target bonus and (ii) the continuation of certain health and other benefits for a period of twelve months following termination.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership (as such term is used in Section 13(d) of the Exchange Act) of Common Stock as of March 23, 2001 by (a) the persons known by us to have then been the beneficial owners of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, (c) each of the executive officers of the Company listed in the Summary Compensation Table above and (d) all directors and executive officers of the Company as a group.

The address of each person set forth below is c/o Huntway Refining Company, 25129 The Old Road, Suite 322, Newhall, California 91381, unless otherwise indicated.



                                                                 NUMBER OF
                                                                 SHARES (1)          PERCENT
                                                                -----------          -------

Lighthouse Investors, LLC ..................................    7,955,469(2)          35.6
200 Seventh Avenue, Suite 105
Santa Cruz, CA 95062

First Chicago Equity Corporation ...........................    5,320,518(3)          35.5
One First National Plaza
Chicago, IL 60670

DDJ Capital Management, LLC ................................    5,333,333(4)          26.2
141 Linden Street, Suite S-4
Wellesley, MA 02181

Andre Danesh ...............................................    3,226,227(5)          20.0
Allied Financial Corp. .....................................
1583 Beacon Street
Brookline, MA 02146

Contrarian Capital Advisors, L.L.C .........................    2,223,475(6)          13.2
411 West Putnam Avenue, Suite 225
Greenwich, CT 06830

Earl G. Fleisher ...........................................      213,700(7)           1.4

Juan Y. Forster ............................................    1,180,250(8)           7.5

Harris Kaplan ..............................................      175,000(9)           1.2

J.C. McFarland .............................................      257,000(10)          1.7

Warren J. Nelson ...........................................      956,400(11)          6.0

Richard Spencer ............................................    7,950,882(2)          35.6

Brian D. Hogan .............................................       25,000(12)          (*)

William G. Darnell .........................................      347,030(13)          2.3

Lucian A. Nawrocki .........................................      424,754(14)          2.8

Terrance L. Stringer .......................................      412,000(15)          2.7

All directors and executive officers as a group
 (10 persons) ..............................................   12,050,216(16)         47.0


-----------------------
* Less than one percent

(1) Except as otherwise indicated, beneficial ownership means the sole power to vote and dispose of shares.

(2) Includes shares beneficially owned by other persons who, together with Lighthouse Investors, LLC, have filed a statement with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) of the Exchange Act identifying themselves as a group. Such persons include Richard Spencer. Also includes 7,333,333 shares which Lighthouse Investors, LLC has the right to currently acquire through the conversion of Senior Subordinated Secured Convertible Notes of the Company. According to the statement filed with the SEC, the power to vote and dispose of 7,805,600 of the shares is shared.

(3) Includes shares beneficially owned by other persons who, together with First Chicago Equity Corporation, have filed a statement with the SEC pursuant to Section 13(d) of the Exchange Act identifying themselves as a group. According to the statement filed with the SEC, the power to vote and dispose of all such shares is shared.

(4) Consists of shares which B III Capital Partners, L.P. has the right to currently acquire through the conversion of Senior Subordinated Secured Convertible Notes of the Company.

(5) Includes shares beneficially owned by other persons. Such persons include the Andre Danesh 1997 IRRV Trust. Also includes 1,146,059 shares which such Trust has the right to currently acquire through the exercise of outstanding stock options.

(6) Includes 1,833,333 shares which Contrarian Capital Fund I, L.P., Contrarian Capital Fund, II, L.P. and persons for which Contrarian Capital Advisors, L.L.C. acts as agent or provides direction have the right to currently acquire through the conversion of Senior Subordinated Secured Convertible Notes of the Company.

(7) Includes 187,500 shares which Mr. Fleisher has the right to currently acquire through the exercise of outstanding stock options.

(8) Includes 740,250 shares which Mr. Forster has the right to currently acquire through the exercise of outstanding stock options.

(9) Includes 175,000 shares which Mr. Kaplan has the right to currently acquire through the exercise of outstanding stock options.

(10) Includes 200,000 shares which Mr. McFarland has the right to currently acquire through the exercise of outstanding stock options.

(11) Includes 895,000 shares which Mr. Nelson as the right to currently acquire through the exercise of outstanding stock options.

(12) Consists of 25,000 shares which Mr. Hogan has the right to acquire within 60 days through the exercise of outstanding stock options.

(13) Includes 282,500 shares which Mr. Darnell has the right to currently acquire through the exercise of outstanding stock options.

(14) Includes 382,500 shares which Mr. Nawrocki has the right to currently acquire through the exercise of outstanding stock options.

(15) Includes 405,000 shares which Mr. Stringer has the right to currently acquire the exercise of outstanding stock options.

(16) Includes 10,626,083 shares which directors, nominees and executive officers have the right to currently acquire or acquire within 60 days.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into a consultant agreement with Mr. Forster on February 23, 2000 in connection with his retirement as President and Chief Executive Officer. Such agreement provides for among other things the retention of Mr. Forster as an independent consultant until February 28, 2002, and thereunder Mr. Forster has agreed to render certain consulting services until such date, in each case subject to certain exceptions. As full and complete compensation for any and all services which Mr. Forster may render during such term, we will pay him a consulting fee at the rate of $15,000 per month of services performed. Mr. Forster will also be provided health insurance and life insurance coverage equivalent to his company-provided coverage on his termination date as contemplated by this agreement, subject to changes in coverage generally applicable to our employees, during such term.

The Company retained Kirkland & Ellis, a law firm in which Mr. Hogan, a director of the Company, is Of Counsel, to perform certain legal services during 2000. The fees paid by the Company for such services were not in excess of 5% of the gross revenues of Kirkland & Ellis during 2000.

In March 2001, the Company entered into an agreement with the Andre Danesh 1997 IRRV Trust that amended the stock option agreements related to Huntway Common Stock held by such Trust, for which amendment the Company paid $200,000 to the Trust. Andre Danesh, a beneficial owner of more than 5 percent of the common stock of the Company, is the sole trustee of such Trust.

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

None. The financial statements schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)(3) EXHIBITS

Exhibit
Number                              Description of Exhibit                                     Page
-------                             ----------------------                                     ----

   2.1 Agreement and Plan of Merger, dated March 20, 2001, by and among Huntway Refining Company, Valero Refining and Marketing
               Company and HAC Company (incorporated by reference to Exhibit
               2.1 of the Registrant's Current Report on Form 8-K filed March
               22, 2001, File No. 1-14159)

   3.1         Certificate of Incorporation of Huntway Refining Company
               (incorporated by reference to Exhibit 3.1 of the Registrant's
               Registration Statement on Form S-4, File No.
               333-45093, filed January 28, 1998)

   3.2         Amended & Restated Bylaws of Huntway Refining Company
               (incorporated by reference to Exhibit 3.2 of the Report of Huntway Refining Company on Form 10-Q, filed May 15, 2000,
               File No. 1-14159)

   4.1         Indenture dated as of October 31, 1997 between Huntway
               Partners, L.P. and State Street Bank and Trust Company, as trustee, pursuant to which the 9 1/4% Senior Subordinated
               Secured Convertible Notes due 2007 were issued (incorporated by reference herein to Exhibit 4.1 of the Report of Huntway
               Partners, L.P. on Form 8-K, filed November 17, 1997, File
               No. 1-10091)

   4.2 Form of 9 1/4% Senior Subordinated Secured Convertible Note due 2007 (included in Exhibit 4.1) herein to Exhibit 4.2 of the Report of Huntway Partners, L.P.

   4.3 First Supplemental Indenture dated as of January 14, 1998 between Huntway Partners, L.P. and State Street Bank and Trust
               Company, as trustee, relating to the 9 1/4% Senior
               Subordinated Secured Convertible Notes due 2007 (incorporated by reference herein to Exhibit 10.4 of the Report of Huntway
               Partners, L.P. on Form 8-K, filed March 31, 1998, File
               No. 1-10091)

Exhibit
Number                              Description of Exhibit                                     Page
-------                             ----------------------                                     ----

4.4 Second Supplemental Indenture dated as of March 30, 1998 between Huntway Partners, L.P., and State Street Bank and
                  Trust Company, as trustee, relating to the 9 1/4% Senior
                  Subordinated Secured Convertible Notes due 2007 (incorporated by reference to Exhibit 4.2 of the Report of Huntway Refining
                  Company on Form 10-Q, filed May 15, 2000, File No. 1-14159)

4.5               Third Supplemental Indenture dated as of June 1, 1998 between
                  Huntway Refining Company, successor by merger to Huntway
                  Partners L.P., and State Street Bank and Trust Company, as trustee, relating to the 9 1/4% Senior Subordinated Secured
                  Convertible Notes due 2007 (incorporated by reference to Exhibit 4.5 of the Report of Huntway Refining Company on Form
                  10-Q, filed May 15, 2000, File No. 1-14159)

4.6 Fourth Supplemental Indenture dated as of April 7, 2000 between Huntway Refining Company and State Street Bank and
                  Trust Company, as Trustee, relating to the 9 1/4% Senior
                  Subordinated Secured Notes due 2007 (incorporated by reference to Exhibit 4.6 of the Report of Huntway Refining Company on
                  Form 10-Q, filed May 15, 2000, File No. 1-14159)

4.7               Exchange and Purchase Agreement entered into as of October 31,
                  1997, by and among Huntway Partners, L.P., Lighthouse
                  Investors, L.L.C., B III Capital Partners, L.P., Contrarian
                  Capital Fund I, L.P., Contrarian Capital Fund II, L.P.,
                  Oppenheimer Horizon Partners, L.P., Oppenheimer Institutional
                  Horizon Partners, L.P., Oppenheimer International Horizon
                  Fund II, Ltd., Oppenheimer & Co., and The & Trust, First Plaza
                  Group Trust and The IBM Retirement Plan Trust (incorporated by reference herein to Exhibit 10.2 of the Report of Huntway
                  Partners, L.P. on Form 8-K, filed November 17, 1997, File
                  No. 1-10091)

4.8               Indenture dated as of December 12, 1996 between Huntway
                  Partners, L.P. and IBJ Schroder Bank & Trust Company (n/k/a
                  IBJ Whitehall Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 2005, including the forms of security (incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Partners, L.P. on Form 8-K, filed
                  December 27, 1996, File No. 1-0091)

Exhibit
Number                              Description of Exhibit                                     Page
-------                             ----------------------                                     ----

4.9 First Supplemental Indenture dated as of October 31, 1997 between Huntway Partners, L.P. and IBJ Schroder Bank & Trust
                  (n/k/a IBJ Whitehall Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 2005
                  (incorporated by reference herein to Exhibit 10.3 of the Report of Huntway Partners, L.P. on Form 8-K, filed March 31,
                  1998, File No. 1-10091)

4.10 Second Supplemental Indenture dated as of April 7, 1999 between Huntway Refining Company and IBJ Whitehall Bank &
                  Trust Company (f/k/a IBJ Schroder Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due
                  20Company and IBJ Whitehall Bank & Trust Company (f/k/a IBJ
                  Schroder Bank & Trust Company), as trustee, relating to the Junior Subordinated Notes due 20 (incorporated by reference to
                  Exhibit 4.10 of the Report of Huntway Refining Company on Form
                  10-Q, filed May 15, 2000, File No. 1-14159)

4.11 Third Supplemental Indenture dated as of April 10, 2000 between Huntway Refining Company and The Bank of New York, as trustee (succeeding IBJ Whitehall Bank & Trust Company), relating to the Junior Subordinated Notes due 2005
                  (incorporated by reference to Exhibit 4.11 of the Report of Huntway Refining Company on Form 10-Q, filed May 15, 2000,
                  File No. 1-14159)

4.12              Sequencing and Amendatory Agreement dated as of October 31, 1997 among Huntway Partners, L.P., Sunbelt Refining Company, L.P.,
                  Lighthouse Investors, L.L.C., B III Capital Partners, L.P., Contrarian
                  Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Bankers Trust
                  Company, Massachusetts Mutual Life Insurance Company, Mellon Bank,
                  N.A., as trustee for First Plaza Group Trust, Oppenheimer & Company,
                  Inc., as agent for itself and as agent for Oppenheimer Horizon Partners,
                  L.P., Oppenheimer Institutional Horizon Partners, L.P., Oppenheimer
                  International Horizon Fund II Ltd. and The & Trust, The IBM Retirement
                  Plan Trust, Lindner Growth Fund, Madison Dearborn Partners III
                  First Chicago Equity Corporation, United States Trust Company of New
                  York, as Collateral Agent under the Intercreditor Agreement, State Street
                  Bank and Trust Company, as trustee under the indenture pursuant to which the 91/4% Senior Subordinated Secured Convertible
                  Notes due 2007 were issued, and Fleet National Bank, as trustee under the indenture pursuant to which the 12% Senior Notes (Other) were issued
                  (incorporated by reference herein to Exhibit 10.1 of the Report of Huntway
                  Partners, L.P. on Form 8-K, filed November 17, 1997, File No. 1-10091)

Exhibit
Number                              Description of Exhibit                                           Page
-------                             ----------------------                                           ----

4.13              Refinancing and Amendatory Agreement dated as of January 20, 1999 among Huntway Refining Company, Sunbelt Refining Company, L.P.,
                  Lighthouse Investors, L.L.C., BIII Capital Partners, L.P., Contrarian
                  Capital Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank,
                  N.A., as trustee for First Plaza Group Trust, Contrarian Capital Advisors,
                  L.L.C., as agent for the entities listed under its signature thereon, and The
                  IBM Retirement Plan Trust, Bankers Trust Company, Oppenheimer &
                  Co., Inc., Lindner Growth Fund, Madison Dearborn Partners III and
                  First Chicago Equity Corporation, United States Trust Company of
                  New York, as Collateral Agent under the Intercreditor Agreement,
                  State Street Bank and Trust Company, as trustee under the Senior
                  Subordinated Indenture, State Street Bank and Trust Company, as
                  successor in interest to Fleet National Bank, as trustee under the
                  Senior Indenture, and Boeing Capital Corporation (incorporated by reference herein to Exhibit 4.11 of the Report of Huntway Refining
                  Company on Form 10-K, filed March 31, 1999, File No. 1-14159)

4.14              Second Refinancing and Amendatory Agreement dated as of
                  October 29, 1999 among Huntway Refining Company, a Delaware corporation (the "Company"), Sunbelt Refining Company, L.P.
                  ("Sunbelt"), Bankers Trust Company ("BT"), Boeing Capital
                  Corporation ("Boeing Capital"), Lighthouse Investors, L.L.C., a Delaware limited liability company ("Lighthouse"), B III
                  Capital Partners, L.P., a Delaware limited partnership
                  ("Contrarian I"), Contrarian Capital Fund II, L.P., a Delaware limited partnership ("Contrarian II"), Mellon Bank, N.A., as trustee for First Plaza Group Trust ("Mellon"), Contrarian
                  Capital Advisors, L.L.C., as agent for the entities listed under its signature heron ("Contrarian"), and the IBM
                  Retirement Plan Trust ("IBM"; Lighthouse, B III, Contrarian I,
                  Contrarian II, Mellon, Contrarian and IBM being sometimes referred to as the "Senior Subordinated Lenders), United
                  States Trust Company of New York, as Collateral Agent under the Existing Trust Company, as trustee under the Senior
                  Subordinated Indenture referred to below (the "Senior
                  Subordinated Trustee"), and Bank of America, N.A. ("B of A")
                  (Incorporated by reference herein to Exhibit 4.2 of the Report of Huntway Refining Company on Form 10-Q, filed on September
                  30, 1999, File No. 1-14159)


4.15              Loan Agreement entered into as of January 20, 1999, between
                  Boeing Capital Corporation and Huntway Refining Company
                  (incorporated by reference herein to Exhibit 4.12 of the Report of Huntway Refining Company on Form 10-K, filed March
                  31, 1999, File No. 1-14159)

4.16              Amendment Number One to Loan Agreement dated as of January 31,
                  1999 between Boeing Capital Corporation and Huntway Refining
                  Company (incorporated by reference herein to Exhibit 4.13 of the Report of Huntway Refining Company on Form 10-K, filed
                  March 31, 1999, File No. 1-14159)

4.17              Amendment Number Two to Loan Agreement dated as of April 12,
                  2000 between Boeing Capital Corporation and Huntway Refining
                  Company (incorporated by reference herein to Exhibit 4.16 of the Report of Huntway Refining Company on Form 10-Q, filed May
                  15, 2000, File No. 1-14159)

4.18              Secured Promissory Note - Term Loan B dated as of April 12,
                  2000 issued by Huntway Refining Company to Boeing Capital
                  (incorporated by reference herein to Exhibit 4.17 of the Report of Huntway Refining Company on Form 10-Q, filed May 15,
                  2000, File No. 1-14159)

4.19 Business Loan Agreement (Receivables and Inventory) dated as of October 29, 1999 between Bank of America, N.A. and Huntway
                  Refining Company (incorporated by reference herein to Exhibit
                  4.1 of the Report of Huntway Refining Company on Form 10-Q, filed on November 15, 1999, File No. 1-14159)

4.20              Amendment No. 3 to Business Loan Agreement (Receivables and
                  Inventory) dated as of  August 2, 2000 between Bank of America,
                  N.A. and Huntway Refining Company (incorporated by reference herein to Exhibit 10.1 of the Report of Huntway Refining Company on Form 10-Q, filed on November 14, 2000, File No. 1-14159)

Exhibit
Number                              Description of Exhibit                                     Page
-------                             ----------------------                                     ----


4.21              Amendment No. 4 to Business Loan Agreement (Receivables and
                  Inventory) dated as of  October 30, 2000 between Bank of America,
                  N.A. and Huntway Refining Company

10.1              Second Amended and Restated Agreement of Limited Partnership of
                  Sunbelt Refining Company, L.P. (incorporated by reference herein to
                  Exhibit 10.8 of the Annual Report of Huntway Partners, L.P. on Form
                  10-K, filed March 30, 1990, File No. 1-10091)

10.2              Amended and Restated Ground Lease dated as of July 31, 1987 by and between Industrial Asphalt and Huntway Partners, L.P. (incorporated by reference herein to Exhibit 10.7 of the Registration Statement of
                  Huntway Partners, L.P. on Form S-1, filed September 26, 1988,
                  File No. 33-24445).

10.3 Huntway Partners, L.P. 1996 Employee Incentive Option Plan dated as of December 12, 1996 (incorporated by reference herein to Appendix C of the Consent Solicitation and Disclosure Statement of Huntway Partners, L.P. on Schedule
                  14A, filed October 15, 1996, File No. 1-10091)

10.4              Huntway Refining Company 1998 Stock Incentive Plan
                  (incorporated by reference to Exhibit B to the Proxy
                  Statement/Prospectus included in Exhibit 10.28 of the Report of Huntway Refining Company on Form S-4/A, filed April 13,
                  1998, File No. 333-45093)

10.5              Amended and Restated Registration Rights Agreement entered into as of October 31, 1997, by and among Huntway Partners, L.P.,
                  Lighthouse Investors, L.L.C., B III Capital Partners, L.P.,
                  Contrarian Capital Fund I, L.P., Contrarian Capital Fund II, L.P.,
                  Mellon Bank, N.A., as trustee for First Plaza Group Trust,
                  Oppenheimer & Company, Inc., for itself and as agent for Oppenheimer
                  Horizon Partners, L.P., Oppenheimer Institutional Horizon Partners,
                  L.P., Oppenheimer Horizon Fund II, Ltd. and The & Trust, The IBM
                  Retirement Plan Trust, First Chicago Equity Corporation and Madison
                  Dearborn Partners, III (incorporated by reference herein to Exhibit
                  10.3 of the Report of Huntway Partners, L.P. on Form 8-K, filed
                  November 17, 1997, File No. 1-10091)

10.6              Amended and Restated Registration Rights Agreement entered into as of October 31, 1997, by and among Huntway Partners, L.P., Lighthouse
                  Investors, L.L.C., B III Capital Partners, L.P., Contrarian Capital
                  Fund I, L.P., Contrarian Capital Fund II, L.P., Mellon Bank, N.A., as
                  trustee for First Plaza Group Trust, Oppenheimer & Company, Inc., for
                  itself and as agent for Oppenheimer Horizon Partners, L.P., Oppenheimer
                  Institutional Horizon Partners, L.P., Oppenheimer Horizon Fund II, Ltd.
                  and The & Trust, The IBM Retirement Plan Trust, First Chicago Equity
                  Corporation and Madison Dearborn Partners, III (incorporated by reference herein to Exhibit 10.3 of the Report of Huntway Partners, L.P. on Form 8-K,
                  filed November 17, 1997, File No. 1-10091)

Exhibit
Number                              Description of Exhibit                                     Page
-------                             ----------------------                                     ----

10.7              Settlement and Release dated November 30, 1998, by and between
                  Andre Danesh and Huntway Refining Company (incorporated by reference to Exhibit 4.6 of the Report of Huntway Refining
                  Company on Form 10-K, filed March 30, 2000, File No. 1-14159)

10.8              Separation and Consulting Agreement dated February 23, 2000 but effective as of  November 17, 1999 by and between Huntway Refining
                  Company and Juan Y. Forster. (incorporated by reference to Exhibit
                  4.6 of the Report of Huntway Refining Company on Form 10-K, filed
                  March 30, 2000, File No. 1-14159)

10.9 Employment agreement made as of March 1, 2000 by and between Huntway Refining Company, a Delaware corporation and Warren J.
                  Nelson. (Incorporated by reference to Exhibit 10.1 of the Report of Huntway Refining Company on Form 10-Q filed August
                  14, 2000, File No. 1-14159)

10.10 Change in control agreement made as of July 6, 2000 by and between Huntway Refining Company, a Delaware corporation and the officers of the company. (Incorporated by reference to Exhibit 10.1 of the Report of Huntway Refining Company on Form
                  10-Q filed August 14, 2000, File No. 1-14159)

10.11 Purchase and Sale Agreement and Joint Escrow Instructions dated February 1, 2001 by and between Calmat Co. and Huntway
                  Refining Company

10.12 Option Agreement dated as of March 13, 1996 by and between the Andre Danesh 1997 IRRV Trust (as assignee of Andre Danesh) and
                  Huntway Refining Company and amendment to such Option Agreement dated March 19, 2001.

10.13             Option Agreement dated as of December 30, 1996 by and between the
                  Andre Danesh 1997 IRRV Trust (as assignee of Andre Danesh) and
                  Huntway Refining Company and amendment to such Option Agreement dated March 19, 2001.

21                Schedule of Subsidiaries (incorporated by reference herein to
                  Exhibit 22 of the Registration Statement of Huntway Partners, L.P.
                  on Form S-1, as amended by Amendment No. 2, filed November 2, 1988,
                  Registration No. 33-24445).

(b)               REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Huntway Refining Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.


                            HUNTWAY REFINING COMPANY


                            By:  /s/ Warren J. Nelson
                                 -----------------------------------
                                 Warren J. Nelson
                                 President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


          Signature                               Title
          ---------                               -----



/s/ Warren J. Nelson
---------------------------
Warren J. Nelson                      Member of the Board of Directors and
                                       President and Chief Executive Officer


/s/ Earl G. Fleisher
---------------------------
Earl G. Fleisher                      Chief Financial Officer (Principal
                                       Accounting Officer)


/s/ Juan Y. Forster
---------------------------
Juan Y. Forster                       Chairman of the Board of Directors


/s/ Brian D. Hogan
---------------------------
Brian D. Hogan                        Member of the Board of Directors


/s/ Harris Kaplan
---------------------------
Harris Kaplan                         Member of the Board of Directors



/s/ John C. McFarland
---------------------------
John C. McFarland                     Member of the Board of Directors


/s/ Richard Spencer
---------------------------
Richard Spencer                       Member of the Board of Directors