Form 10-Q
period 2001-03-31
HUNTWAY REFINING CO
filed 2001-05-15
CIK 1053811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 31, 2001              Commission File Number 1-14159



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


       Registrant's Telephone Number Including Area Code: (661) 286-1582



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

    The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of May 9, 2001, was 15,004,771.

                         QUARTERLY REPORT ON FORM 10-Q

                            HUNTWAY REFINING COMPANY

                      FOR THE QUARTER ENDED MARCH 31, 2001




                                     INDEX



    Part I.  Financial Information                                      Page
                                                                        ----

         Condensed Consolidated Balance Sheets as
           of March 31, 2001 and December 31, 2000........................3

         Condensed Consolidated Statements of
           Operations for the Three Months
           Ended March 31, 2001 and 2000..................................4

         Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended
           March 31, 2001 and 2000........................................5

         Condensed Consolidated Statement of
          Capital for the Three Months
          Ended March 31, 2001............................................6

         Notes to Condensed Consolidated
           Financial Statements...........................................7

         Management's Discussion and Analysis
           of Results of Operations and
           Financial Condition............................................9

         Quantitative and Qualitative Disclosures
            About Market Risk............................................12


    Part II.  Other Information..........................................13

HUNTWAY REFINING COMPANY
CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2001          2000
                                                    ------------   ------------

CURRENT ASSETS:
        Cash and Cash Equivalents                   $ 14,800,000   $ 18,022,000
        Accounts Receivable - Net                      7,989,000     10,917,000
        Inventories                                   11,873,000      6,287,000
        Prepaid Expenses & Other Current Assets          868,000        690,000
                                                    ------------   ------------
              Total Current Assets                    35,530,000     35,916,000

PROPERTY - NET                                        65,566,000     65,935,000

OTHER ASSETS - NET                                     1,832,000      1,748,000

GOODWILL - NET                                         1,516,000      1,530,000
                                                    ------------   ------------

TOTAL ASSETS                                        $104,444,000   $105,129,000
                                                    ============   ============

CURRENT LIABILITIES:
        Accounts  Payable                           $ 11,076,000   $  9,480,000
        Current Portion of Long-Term Debt              2,154,000      2,104,000
        Accrued Interest                                 669,000        825,000
        Other Current Liabilities                        145,000      2,126,000
                                                    ------------   ------------
                Total Current Liabilities             14,044,000     14,535,000

Long-Term Debt                                        35,548,000     35,344,000
Deferred Income Taxes and
  Other Long-Term Obligations                          4,264,000      4,264,000

CAPITAL:
        Preferred Stock (1,000,000 shares
          authorized, none issued)                          --             --
        Common Stock (75,000,000 shares
          authorized, 15,004,771 outstanding)            150,000        150,000
        Additional Paid-In Capital                    34,898,000     34,898,000
        Retained Earnings                             15,540,000     15,938,000
                                                    ------------   ------------
               Total Capital                          50,588,000     50,986,000
                                                    ------------   ------------

TOTAL LIABILITIES AND CAPITAL                       $104,444,000   $105,129,000
                                                    ============   ============

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months       Three Months
                                                    Ended              Ended
                                                  March 31,          March 31,
                                                    2001               2000
                                                 (Unaudited)        (Unaudited)
                                                ------------       ------------

SALES                                           $ 29,599,000       $ 23,853,000
                                                ------------       ------------

COSTS AND EXPENSES:
    Material and Processing Costs                 26,453,000         21,673,000
    Selling and Administration Expenses            2,547,000          1,231,000
    Interest Expense                                 684,000            824,000
    Unrealized Gain on Derivatives                   (40,000)              --
    Depreciation and Amortization                    629,000            556,000
                                                ------------       ------------

Total Costs and Expenses                          30,273,000         24,284,000
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                            (674,000)          (431,000)
                                                ------------       ------------

Provision (Benefit) for Income Taxes                (276,000)          (177,000)
                                                ------------       ------------

NET LOSS                                        $   (398,000)      $   (254,000)
                                                ============       ============

Net Loss per Basic Share                        $      (0.03)      $      (0.02)
                                                ============       ============

Net Loss per Diluted Share                      $      (0.03)      $      (0.02)
                                                ============       ============

Weighted Average Basic
  Common Shares Outstanding                       15,004,771         15,004,771
                                                ============       ============

Weighted Average Diluted
  Common Shares Outstanding                       15,004,771         15,004,771
                                                ============       ============

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months        Three Months
                                                                          Ended               Ended
                                                                        March 31,            March 31,
                                                                          2001                 2000
                                                                       (Unaudited)         (Unaudited)
                                                                     ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                             $   (398,000)        $   (254,000)
    Adjustments to Reconcile Net Loss
        to Net Cash Provided by Operating Activities:
          Interest Expense Paid by the Issuance of Notes                  766,000              286,000
          Unrealized Gain on Derivatives                                  (40,000)                --
          Depreciation and Amortization                                   629,000              556,000
          Changes in Operating Assets and Liabilities:
              Decrease in Accounts Receivable                           2,928,000            2,151,000
              Increase in Inventories                                  (5,477,000)          (7,977,000)
              Decrease (Increase) in Prepaid Expenses                    (178,000)             102,000
              Increase in Accounts Payable                              1,596,000              701,000
              Decrease in Accrued Liabilities                          (2,137,000)            (111,000)
                                                                     ------------         ------------

NET CASH USED BY OPERATING ACTIVITIES                                  (2,311,000)          (4,546,000)
                                                                     ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to Property                                                (225,000)          (1,532,000)
    Other Assets                                                         (176,000)             (87,000)
                                                                     ------------         ------------

NET CASH USED BY INVESTING ACTIVITIES                                    (401,000)          (1,619,000)
                                                                     ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Long-term Obligations                                  (510,000)            (475,000)
                                                                     ------------         ------------

NET CASH USED BY FINANCING ACTIVITIES                                    (510,000)            (475,000)
                                                                     ------------         ------------

NET DECREASE IN CASH                                                   (3,222,000)          (6,640,000)

CASH BALANCE - BEGINNING OF PERIOD                                     18,022,000           10,445,000
                                                                     ------------         ------------

CASH BALANCE - END OF PERIOD                                         $ 14,800,000         $  3,805,000
                                                                     ============         ============

Supplemental Disclosures:
Interest Paid in Cash During the Period                              $     74,000         $    228,000
                                                                     ============         ============
Income Taxes Paid in Cash During the Period                          $    220,000         $       --
                                                                     ============         ============

HUNTWAY REFINING COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL

                                             Common                      Additional                    Treasury
                                             Shares         Common        Paid In      Retained         Stock         Total
                                           Outstanding       Stock        Capital      Earnings       (at cost)      Capital
                                           -----------------------------------------------------------------------------------
Balance at January 1, 2001                 15,004,771    $   158,000    $34,899,000   $15,938,000   $    (9,000)   $50,986,000
Earned Portion of Option Awards
Exercise of  Stock Options
Net Loss for the Three Months
    Ended March 31, 2001                                                                 (398,000)                    (398,000)
                                           ----------    -----------    -----------   -----------   -----------    -----------
Balance at March 31, 2001                  15,004,771    $   158,000    $34,899,000   $15,540,000   $    (9,000)   $50,588,000
                                           ===========   ===========    ===========   ===========   ===========    ===========

    HUNTWAY REFINING COMPANY AND SUBSIDIARY

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements of Huntway Refining Company and subsidiary as of March 31, 2001 and December 31, 2000 and for the three month periods ended March 31, 2001 and 2000 are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such financial statements in accordance with generally accepted accounting principles. The results of operations for an interim period are not necessarily indicative of results for a full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report for the year ended December 31, 2000.

         Crude oil and finished product inventories are stated at cost determined by the last-in, first-out method, which is not in excess of market. For the first three months of 2001 and 2000, the effect of LIFO was to decrease net income by approximately $244,000 and approximately $759,000, respectively.

         Inventories at March 31, 2001 and December 31, 2000 were as follows:

                                            2001                2000
                                        -----------        -----------

        Finished Products               $ 8,956,000        $ 5,991,000
        Crude Oil and Supplies            6,280,000          3,253,000
                                        -----------        -----------
                                         15,236,000          9,244,000
        Less LIFO Reserve                (3,363,000)        (2,957,000)
                                        -----------        -----------

        Total                           $11,873,000        $ 6,287,000
                                        ===========        ===========


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

    3.  CURRENT AND SUBSEQUENT EVENTS

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

         For more detailed information concerning the foregoing, please refer to the Agreement and Plan of Merger, which was filed as Exhibit 2.1 to the Form 8-K of the Company's filed on March 22, 2001.

    In February 2001, the Company entered into an agreement to acquire a portion of the land underlying the Wilmington refinery along with approximately 1.4 acres that are contiguous to the refinery for approximately $2,600,000. The transaction, which is subject to certain conditions, is expected to close in May 2001.

    On April 5, 2001 the New York Stock Exchange (NYSE) announced that it had moved to delist the Company's common stock. The Company subsequently timely filed a request for review of this decision of the NYSE and the NYSE has informed Huntway that a Committee of the Board of Directors of the NYSE will hear such request for review on June 6, 2001. Huntway expects that the closing of the pending merger with Valero Refining and Marketing Company, which Huntway announced on March 20, 2001, will occur before the anticipated June 6, 2001 NYSE review date. As previously announced, Huntway anticipates that its common stock will continue to be listed on the NYSE until this review date.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


         In the following discussion, "Huntway" or the "Company" refers to Huntway Refining Company. The following discussion should be read in conjunction with the financial statements included elsewhere in this report and the financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in Huntway's annual report for 2000 on Form 10-K. All per share amounts are diluted.

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

    Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in Management's Discussion and Analysis of Results of Operations and Financial Condition (including, but not limited to, Outlook and Factors that Affect Future Results) in Huntway's annual report on Form 10-K for the year ended December 31, 2000. Such factors include without limitation the price and availability of crude oil, demand for liquid asphalt and light-end products and government and private funding for road construction and repair as well as disruptions in operations as a result of extended periods of inclement weather or natural disaster and increased competition from other refiners.

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

         THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

         First quarter 2001 net loss was $398,000, or $.03 per share, versus 2000 first quarter net loss of $254,000, or $.02 cents per share. Merger related professional fees of $1,062,000 reduced first quarter 2001 income by $637,000 after tax. Absent these charges, net income for the first quarter of 2001 would have been $239,000 or one cent per diluted share.

         The following table sets forth the effects of changes in price and volume on sales and material and processing costs on the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000:


                                                                Material &       Net Refining      Barrels
                                                   Sales        Processing          Margin          Sold
                                                -----------     -----------      -----------       -------
Three Months Ended March 31, 2000               $23,853,000     $21,673,000      $ 2,180,000       813,000

    Effect of changes in price                    1,316,000         755,000          561,000
    Effect of changes in volume                   4,430,000       4,025,000          405,000       151,000
                                                -----------     -----------      -----------       -------

Three Months Ended March 31, 2001               $29,599,000     $26,453,000      $ 3,146,000       964,000
                                                ===========     ===========      ===========       =======


         The increase in net refining margin of $966,000 or 44% in the first quarter of 2001 versus the first quarter of 2000 was the result of both increased volumes due to unusually good weather in Northern California, which extended the paving season through most of the quarter, and a 5% increase in overall product prices partially offset by increased material and processing costs. The increase in material and processing costs was primarily due to a $1,576,000 or 320% increase in natural gas costs which more than offset a decline in other costs.

         On a period to period basis, prices for both asphalt and light ends increased despite slightly lower crude oil prices due to the extended paving season, which increased demand for asphalt and the increase in California gasoline prices due to shortage in supply resulting from a series of refinery production shortfalls due to equipment problems in Huntway's market area. The extended paving season along with the 155,000 barrel asphalt storage tank placed in service in the second quarter of 2000 also allowed for a 7% increase in production.

         Selling, general and administrative costs increased by $1,316,000 as compared to the first quarter of 2000, primarily as a result of $1,062,000 in merger related expenses and an increase in incentive plan accruals of $176,000.

         Net interest expense decreased in the quarter by $140,000 due to lower debt levels.

         In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities. This statement as amended by SFAS 137 and 138 was adopted by the Company on January 1, 2001. The statement generally requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet measured at fair value. The statement also generally requires that changes during a reporting period in the fair value of a derivative instrument, be recognized in that periods' earnings unless the derivative instrument is considered a cash flow hedge and qualifies for hedge accounting and is designated for that period, by the reporting company, as a cash flow hedging instrument. As of January 1, 2001 the Company had not so designated any of its derivative instruments and accordingly, has reported the changes in fair value during the period in its results of operations. Upon adoption on January 1, 2001 the fair value of the Company's derivative instruments of a negative $531,000 was recorded in operations as an implementation adjustment. During the quarter positive adjustments totaling $571,000 were recorded to reflect the change in fair market value from a liability of $531,000 at January 1, 2001 to an asset of $40,000 at March 31, 2001. In contrast, during the comparable quarter of 2000 the Company had realized gains on its derivative instruments totaling $1,589,000, which is reflected as a reduction in material and processing costs for that period. There were no realized gains or losses on derivatives during the first quarter of 2001.

         Depreciation and amortization increased between quarters by $73,000 due to increased sales volume.

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

         In the first three months of 2001, operating activities used $2,311,000 in cash. The period's net loss of $398,000 offset by depreciation and amortization of $629,000, the payment of interest by the issuance of notes of $766,000, coupled with the unrealized gain on derivatives of $40,000 provided $957,000 in cash. Additionally, net collections of accounts receivable and an increase in accounts payable provided $2,928,000 and $1,596,000 in cash, respectively. These increases were more than offset by the seasonal increase in inventories which used $5,477,000 in cash. Other uses of cash consisted of a decrease in accrued liabilities and an increase in prepaid expenses which together used cash of $2,315,000 primarily for the payment of 2000 incentive and pension plan accruals as well as income taxes.

         In comparison, in the first three months of 2000, operating activities used $4,546,000 in cash. The period's net loss of $254,000 offset by depreciation and amortization of $556,000 and by the payment of interest by the issuance of notes of $286,000 provided $588,000 in cash. Additionally, net collections of accounts receivable and an increase in accounts payable provided $2,151,000 and

$701,000 in cash, respectively. These increases were more than offset by the seasonal increase in inventories which used $7,977,000 in cash. Other changes only used cash of $9,000.

         Investing activities used $401,000 during the first quarter of 2001, primarily for tankage improvements at the Wilmington refinery and process piping improvements at the Benicia refinery. During the first three months of 2000, investing activities consumed $1,619,000 in cash. Additions to property, primarily for a new 155,000 barrel asphalt tank at the Benicia refinery, required cash of $1,532,000, while additions to other assets, primarily loan costs associated with the new term debt used $87,000 in cash.

         Financing activities consumed $510,000 and $475,000 in cash in the first three months of 2001 and 2000, respectively as a result of monthly principal payments on long-term debt.


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

         None.

    ITEM 5.  OTHER INFORMATION

             None

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                None

             (b) Reports on Form 8-K

                A report on Form 8-K was filed on March 22, 2001 to file the following documents:

         Agreement and Plan of Merger, dated March 20, 2001, by and among Huntway Refining Company, Valero Refining and Marketing Company and HAC Company.

         Press Release dated March 20, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.


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